Form 10-Q
period 2021-06-30
Nocturne Acquisition Corp
filed 2021-08-16
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 14,840,000 ordinary shares, par value $0.0001 per share issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$584,969	$—
Prepaid expenses	240,079	—
Total current assets	825,048	—

Deferred offering costs	—	150,000
Marketable securities held in Trust Account	116,153,659	—
TOTAL ASSETS	$116,978,707	$150,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$104,716	$—
Accrued offering costs	—	37,500
Promissory note – related party	—	93,100
Total current liabilities	104,716	130,600

Deferred underwriting fee payable	4,025,000	—
Total Liabilities	4,129,716	130,600

Commitments and contingencies (see Note 6)
Ordinary shares subject to possible redemption, 10,677,781 and 0 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	107,848,982	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,162,219 and 2,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	417	288
Additional paid-in capital	5,228,486	24,712
Accumulated deficit	(228,894)	(5,600)
Total Shareholders’ Equity	5,000,009	19,400
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,978,707	$150,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Operating and formation costs	$226,953	$226,953
Loss from operation	(226,953)	(226,953)
Other income:
Interest earned on marketable securities held in Trust Account	3,659	3,659
Other income, net	3,659	3.659

Net loss	$(223,294)	$(223,294)

Weighted average shares outstanding, Ordinary shares subject to possible redemption	10,526,244	10,548,689
Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, Non-redeemable ordinary shares	4,022,697	3,254,932
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.06)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(5,600)	$19,400

Net loss	—	—	—	—	—

Balance – March 31, 2021	2,875,000	$288	$24,712	$(5,600)	$19,400

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	108,401,735	—	108,402,885

Sale of 465,000 Private Placement Units	465,000	47	4,649,953	—	4,650,000

Ordinary shares subject to possible redemption	(10,677,781)	(1,068)	(107,847,914)	—	(107,848,982)

Net loss	—	—	—	(223,294)	(223,294)

Balance – June 30, 2021	4,162,219	$417	$5,228,486	$(228,894)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(223,294)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,659)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(240,079)
Accrued expenses	104,716
Net cash used in operating activities	(362,316)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,000,000
Proceeds from sale of Private Placement Units	4,650,000
Proceeds from promissory note – related party	153,319
Repayment of promissory note – related party	(246,419)
Payment of offering costs	(459,615)
Net cash provided by financing activities	117,097,285

Net Change in Cash	584,969
Cash – End of period	$584,969

Non-Cash investing and financing activities:
Initial classification of ordinary share subject to possible redemption	$108,072,283
Change in value of ordinary share subject to possible redemption	$(223,301)
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 9, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholders equity upon the completion of the Initial Public Offering. At June 30, 2021 and December 31, 2020, deferred offering costs were $0 and $150,000, respectively.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture.

The Company’s statement of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per ordinary share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,397	$3,397
Net income allocable to Ordinary shares subject to possible redemption	$3,397	$3,397
Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	10,526,244	10,548,689
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Net Earnings
Net (loss) income	$(223,294)	$(223,294)
Net income allocable to Ordinary shares subject to possible redemption	(3,397)	(3,397)
Non-Redeemable Net Loss	$(226,691)	$(226,691)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	4,022,697	3,254,932
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.06)	$(0.07)

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021 the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying June 30, 2021 condensed balance sheet.

Promissory Note — Related Party

On November 16, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $93,100, respectively, outstanding under the Promissory Note. The outstanding balance under the Promissory Note was repaid in its entirety at the closing of the Initial Public Offering.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with the negotiations in connection with a Business Combination. The agreement provided for an up-front fee of $10,000 which was paid at the closing of the Initial Public Offering, and an aggregate success fee of $100,000 payable upon completion of the Initial Business Combination. A total of 50% of the success fee, or 50,000, is payable if the agreement is terminated prior to the Initial Business Combination. For the six months ended June 30, 2021, the Company incurred $50,000 in such fees which is included in accounts payable and accrued expenses as of June 30, 2021.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,162,219 and 2,875,000 ordinary shares issued and outstanding, excluding 10,677,781 and 0 Ordinary shares subject to possible redemption, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 28, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had a net loss of $223,294 which consisted of operating costs of $226,953 offset by interest earned on marketable securities held in the Trust Account of $3,659.

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

For the six months ended June 30, 2021, net cash used in operating activities was $362,316. Net loss of $223,294 was affected by interest earned on marketable securities held in Trust Account of $3,659. Changes in operating assets and liabilities used $135,363 of cash for operating activities.

As of June 30, 2021, we had cash of $584,969. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. We have not identified any critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Ordinary shares subject to possible redemption outstanding for the period. Net loss per ordinary share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Units, an aggregate of $116,150,000 was placed in the Trust Account

We paid a total of $2,000,000 of underwriting fees, $4,025,000 of deferred underwriting fees and $572,115 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)