Form 10-Q
period 2021-09-30
Nocturne Acquisition Corp
filed 2021-11-18
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 17, 2021, there were 14,840,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$449,160	$—
Prepaid expenses	176,267	—
Total current assets	625,427	—

Deferred offering costs	—	150,000
Marketable securities held in Trust Account	116,155,153	—
TOTAL ASSETS	$116,780,580	$150,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$150,352	$—
Accrued offering costs	—	37,500
Promissory note – related party	—	93,100
Total current liabilities	150,352	130,600

Deferred underwriting fee payable	4,025,000	—
TOTAL LIABILITIES	4,175,352	130,600

Commitments and contingencies (see Note 7)

Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	116,155,153	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to redemption) as of September 30, 2021 and December 31, 2020, respectively)	334	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,550,259)	(5,600)
Total Shareholders’ (Deficit) Equity	(3,549,925)	19,400
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$116,780,580	$150,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating and formation costs	$245,257	$472,210
Loss from operations	(245,257)	(472,210)

Other income:
Interest earned on marketable securities held in Trust Account	1,494	5,153
Total other income	1,494	5,153

Net loss	$(243,763)	$(467,057)

Weighted average shares outstanding, Ordinary shares	14,840,000	10,512,904
Basic and diluted net loss per share, Ordinary shares	$(0.02)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)(Restated)

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	2,875,000	$288	$24,712	$(5,600)	$19,400

Net loss	—	—	—	—	—
Balance – March 31, 2021	2,875,000	288	24,712	(5,600)	19,400

Sale of 465,000 Private Placement Units	465,000	46	4,649,954	—	4,650,000

Remeasurement of ordinary shares to redemption value	—	—	(4,674,666)	(3,076,108)	(7,750,774)

Net loss	—	—	—	(223,294)	(223,294)
Balance – June 30, 2021	3,340,000	334	—	(3,305,002)	(3,304,668)

Remeasurement of ordinary shares to redemption value	—	—	—	(1,494)	(1,494)

Net loss	—	—	—	(243,763)	(243,763)
Balance – September 30, 2021	3,340,000	$334	$—	$(3,550,259)	$(3,549,925)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(467,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,153)
Changes in operating assets and liabilities:
Prepaid expenses	(176,267)
Accounts payable and accrued expenses	150,352
Net cash used in operating activities	(498,125)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,000,000
Proceeds from sale of Private Placement Units	4,650,000
Proceeds from promissory note – related party	153,319
Repayment of promissory note – related party	(246,419)
Payment of offering costs	(459,615)
Net cash provided by financing activities	117,097,285

Net Change in Cash	449,160
Cash – Beginning of period	—
Cash – End of period	$449,160

Non-Cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$116,150,000
Change in value of ordinary shares subject to possible redemption	$5,153
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on March 29, 2021. On April 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”) generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 450,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Nocturne Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,500,000, which is described in Note 5.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against a Business Combination.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through April 5, 2022, the scheduled liquidation date. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to redeemable and non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both redeemable and non-redeemable ordinary shares share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of April 5, 2021
Ordinary shares subject to possible redemption	$93,447,281	$7,552,719	$101,000,000
Ordinary shares	$407	$(74)	$333
Additional paid-in capital	$5,005,197	$(5,005,197)	$—
Accumulated deficit	$(5,600)	$(2,547,448)	$(2,553,048)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(7,552,719)	$(2,552,715)
Ordinary shares subject to possible redemption	9,252,206	747,794	10,000,000

Balance Sheet as of June 30, 2021
Ordinary shares subject to possible redemption	$107,848,982	$8,304,677	$116,153,659
Ordinary shares	$417	$(83)	$334
Additional paid-in capital	$5,228,486	$(5,228,486)	$—
Accumulated deficit	$(228,894)	$(3,076,108)	$(3,305,002)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(8,304,677)	$(3,304,668)
Ordinary shares subject to possible redemption	10,677,781	822,219	11,500,000

Statement of Operations for the Three Months Ended June 30, 2021
Weighted average shares outstanding, Ordinary shares subject to possible redemption	10,526,244	(10,526,244)	—
Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00	$0.00	$—
Weighted average shares outstanding, Non-redeemable ordinary shares	4,022,697	(4,022,697)	—
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.06)	$0.06	$—
Weighted average shares outstanding, Ordinary shares	—	14,102,556	14,102,556
Basic and diluted net loss per share, Ordinary shares	$—	$(0.02)	$(0.02)

Statement of Operations for the Six Months Ended June 30, 2021
Weighted average shares outstanding, Ordinary shares subject to possible redemption	10,548,689	(10,548,689)	—
Basic and diluted net loss per share, Ordinary shares subject to possible redemption	$0.00	$0.00	$—
Weighted average shares outstanding, Non-redeemable ordinary shares	3,254,932	(3,254,932)	—
Basic and diluted net (loss) income per share, Non-redeemable ordinary shares	$(0.07)	$0.07	$—
Weighted average shares outstanding, Ordinary shares	—	8,301,278	8,301,278
Basic and diluted net loss per share, Ordinary shares	$—	$(0.03)	$(0.03)

Statement of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2021
Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	$108,402,885	$(108,402,885)	$—
Ordinary shares subject to possible redemption	$(107,848,982)	$107,848,982	$—
Remeasurement of ordinary shares to redemption value	$—	$(7,750,774)	$(7,750,774)
Total shareholders’ equity (deficit)	$5,000,009	$(8,304,677)	$(3,304,668)

Statement of Cash Flows for the Six Months Ended June 30, 2021
Initial classification of ordinary shares subject to possible redemption	$108,072,283	$8,077,717	$116,150,000
Change in value of ordinary shares subject to possible redemption	$(223,301)	$226,960	$3,659

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 1, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 9, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Deferred Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering and were charged to shareholders equity upon the completion of the Initial Public Offering. At September 30, 2021 and December 31, 2020, deferred offering costs were $0 and $150,000, respectively.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Ordinary shares issuance costs	(6,597,115)
Plus:
Remeasurement of carrying value to redemption value	7,752,268
Ordinary shares subject to possible redemption	$116,155,153

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption amount approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,196,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(243,763)	$(467,057)
Denominator:
Basic and diluted weighted average shares outstanding	14,840,000	10,512,904
Basic and diluted net loss per ordinary share	$(0.02)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Fair Value Measurements

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, inclusive of 1,500,000 Units sold to underwriters on April 14, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth of one ordinary share at the closing of a Business Combination (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In November 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on April 14, 2021, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of nine months after the date of the consummation of a Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the Founder Shares, nine months after the date of the consummation of a Business Combination, or earlier in each case if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021 the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $60,000 of such fees is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On November 16, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $93,100, respectively, outstanding under the Promissory Note. The outstanding balance under the Promissory Note was repaid in its entirety at the closing of the Initial Public Offering. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000 which was paid at the closing of the Initial Public Offering, and an aggregate fee of $100,000 payable upon completion of a Business Combination. $50,000 is payable if the agreement is terminated prior to the Business Combination. For the nine months ended September 30, 2021, the Company incurred $50,000 in such fees, which is included in accounts payable and accrued expenses as of September 30, 2021.

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 3,340,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$116,155,153

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through April 5, 2022, the scheduled liquidation date. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our balance sheet as of April 5, 2021 and financial statements as of June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Ordinary shares subject to possible redemption. We previously determined the Ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per share of Ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Ordinary shares subject to possible redemption, resulting in the Ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $243,763, which consisted of operating costs of $245,257, offset by interest earned on marketable securities held in the Trust Account of $1,494.

For the nine months ended September 30, 2021, we had a net loss of $467,057, which consisted of operating costs of $472,210, offset by interest earned on marketable securities held in the Trust Account of $5,153.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $498,125. Net loss of $467,057 was affected by interest earned on marketable securities held in Trust Account of $5,153. Changes in operating assets and liabilities used $25,915 of cash for operating activities.

As of September 30, 2021, we had cash of $449,160. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

On October 27, 2021, the Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2022, the scheduled liquidation date. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If we do not consummate a Business Combination, all amounts loaned to us will be forgiven except to the extent that we a have funds available outside of the Trust Account to repay such loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC except as disclosed below.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of our redeemable ordinary shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our ordinary shares, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: November 18, 2021	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)