Form 10-K
period 2021-12-31
Nocturne Acquisition Corp
filed 2022-03-31
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-40259

Nocturne Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Germay Drive, Unit 4 #1066 Wilmington, DE	19804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 228-7142

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one ordinary share, $0.0001 par value and one right	MBTCU	The Nasdaq Stock Market LLC
Ordinary shares included as part of Units	MBTC	The Nasdaq Stock Market LLC
Rights included as part of the Units	MBTCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market was $113,390,000.

As of March 30, 2022 there were 14,840,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association which took effect upon completion of our initial public offering;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“company,” “our company,” “we,” or “us” are to Nocturne Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public right (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on April 5, 2021;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“ JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to the Company’s ordinary shares, par value $0.0001 per share;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement rights” are to the rights included within the private placement units purchased by our sponsor in the private placement;

●	“private placement shares” are to the ordinary shares included within the private placement units purchased by our sponsor in the private placement;

●

“private placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one private placement share and one private placement right to receive one-tenth of one ordinary share;

●	“public rights” are to rights sold as part of the public units in our initial public offering (whether they are purchased in the offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public shares” are to our ordinary shares offered as part of the public units in our initial public offering (whether they are subscribed for in the offering or thereafter in the open market);

●	“public units” are to the units sold in our initial public offering, which consist of one public share and public right;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on February 8, 2021 (File No. 333-252852), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“trust account” are to the trust account in which an amount of $116,150,000 ($10.10 per unit) from the net proceeds of the sale of the public units in the initial public offering and private placement units was placed following the closing of the initial public offering.

●	“units” are to the public units and private placement units; and

●	“we,” “us,” “Company” or “our Company” are to Nocturne Acquisition Corporation.

PART I

Item 1. Business.

We are a blank check company incorporated on October 28, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not selected any specific business combination target.

Initial Public Offering

On April 5, 2021, we consummated our initial public offering of 10,000,000 public units. On April 14, 2021, the underwriters exercised their over-allotment option in full and purchased 1,500,000 additional public units. Each public unit consists of one ordinary share and one right to receive one-tenth of an ordinary share upon consummation of our initial business combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 450,000 private placement units to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $4,500,000. On April 14, 2021, simultaneously with the exercise of the over-allotment option, we consummated a private sale of an additional 15,000 private placement units, generating gross proceeds of $150,000.

A total of $116,150,000, comprised of the proceeds from the initial public offering and the sale of the private placement units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Henry Monzon, our Chairman and Chief Executive Officer, and Ka Seng (Thomas) Ao, our Chief Financial Officer, who have extensive international experience in disruptive technologies, business operations, investments and merger and acquisition transactions. We must complete our initial business combination by April 5, 2022, 12 months from the closing of our initial public offering (or up to October 15, 2022, if we extend the time for completion of our initial business combination by the maximum amount, as described elsewhere in this Report). If our initial business combination is not consummated by April 5, 2022 (or October 5, 2022, if we extend the time for completion of our initial business combination by the maximum amount), then our existence will terminate, and we will distribute all amounts in the trust account.

Our Search for a Business Combination

While we may pursue an acquisition or a business combination target in any business or industry, we are concentrating our efforts in identifying a target in the disruptive technology market with an equity value of approximately $300 million to $1 billion. We believe disruptive technology companies that focus on blockchain/crypto and artificial intelligence are potential attractive targets. Disruptive innovation in these sectors significantly alters the way that consumers, industries, or businesses operate. While innovators create new markets with their products and services, investors of disruptive technology companies also receive unparalleled returns during the mass adoption phase. We believe that there are many potential attractive targets within the sectors for our initial business combination.

Our management team has extensive operations experience with leading technology innovators such as Qualcomm (NASDAQ: QCOM). Our directors and officers have extensive practical experience in cultivating innovations from engineering ideas to mass adoption. The team has invested and operated both growth stage and private equity stage technology companies in North America, Europe and Asia. Their practical experience and global network allow our management team to form agile business strategies and add values to the potential targets’ business development.

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a disruptive technology company that focuses on blockchain and artificial intelligence. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which will offer the potential of sustained high levels of revenue growth and path to profitability. Our management team and sponsor have experience in:

●	Operating and managing companies, formulating business strategies and executing action plans with internal resources and external business partners;

●	Developing business opportunities and procurement in North America, Europe and Asia;

●	Forming strategic partnerships with other companies to develop cross merchandizing networks;

●	Advising technology companies’ management in the fields of product development, business strategy and financial planning;

●	Investing and building companies in the technology sector with unique market insights;

●	Improving efficiency for businesses by implementing information technology systems;

●	Building relationships with upstream vendors, logistics vendors, clients, and financial institutions; and

●	Identifying, acquiring, and structuring M&A transactions on behalf of public companies;

Business Combination Criteria

We have developed the following guidelines that we believe are important when evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, though we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies with operations or prospects in the disruptive technology sector. Based upon our management team’s experience, we believe we have a competitive advantage and excellent access to investment opportunities when negotiating a business combination with potential targets in the sector. Our management team’s network of contacts and extensive experience provide them with opportunities to source and evaluate targets, enter into a business combination with a target and help grow their business.

●	Companies that are fundamentally sound and have the potential for improved performance under our ownership. Our management team’s experience in target sectors will create opportunities to enhance the operational efficiencies and revenue of the target business, while potentially generating higher returns for our investors.

●	Significant growth opportunities. Apart from strong organic growth potential, we look for companies that could meaningfully accelerate growth through geographic expansion, business combinations, disruptive products and engineering expertise.

●	Market leaders. Our targets should have a leading presence across a segment or industry, or having leading product or technology capabilities.

●	Appropriate valuations. We seek to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables that provide significant upside potential.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Initial business combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until April 5, 2022 (12 months from the closing of our initial public offering) to consummate an initial business combination. However, if we file a preliminary proxy statement with the Securities and Exchange Commission seeking shareholder approval of an initial business combination by April 5, 2022, the period of time we have to consummate an initial business combination shall be automatically extended by an additional four months for an aggregate of 16 months, until August 5, 2022. Alternatively, if we anticipate that we may not be able to consummate our initial business combination by April 5, 2022, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination, or October 5, 2022, at the outside date), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per unit) on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of $2,300,000. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.10 per public share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. We may also seek to amend our charter or governing instruments to extend the time to consummate an initial business combination in order to effectuate our initial business combination. Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not listed on the Nasdaq after our initial public offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on the Nasdaq at the time of our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their equity interests, shares and/or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial position

With funds available for a business combination initially in the amount of $116,157,607.19 as of December 31, 2021 (assuming no redemptions), which amount includes $4,025,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to these requirements, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for you to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or rights in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of rights could be to reduce the number of rights, or underlying securities, outstanding. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 5 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering (1,725,000 shares) could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We may waive this restriction in our sole discretion. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, private placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 5 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until April 5, 2022 (or October 5, 2022, if we extend the period of time to consummate a business combination by the maximum amount).

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only until April 5, 2022, 12 months from the closing of our initial public offering (or October 5, 2022, 18 months from the closing of the offering, if we extend the period of time to consummate a business combination by the maximum amount) to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month (or up to 18-month) period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the 12-month (or up to 18-month) time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by April 5, 2022 (or October 5, 2022, if we extend the period of time to consummate a business combination by the maximum amount). However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month time period (or up to 18 months).

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 5, 2022 (or up to October 5, 2022 if we extend the period of time to consummate a business combination by the maximum amount) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the deadline set forth in our amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $384,505 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to the amounts held outside the trust account ($384,505 as of December 31, 2021), with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Because the offering expenses of our initial public offering (excluding underwriting commissions) were less than our estimate of $750,000, the amount of funds we intend to hold outside the trust account has increased by approximately $250,000 to $1,000,000.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by April 5, 2022 (or October 5, 2022, if we extend the period of time to consummate a business combination by the maximum amount), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated by April 5, 2022 (or by October 5, 2022, if we extend the period of time to consummate a business combination by the maximum amount), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than ours. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of interest

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition to our sponsor, members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have two (2) officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic reporting and financial information

Our public units, ordinary shares and rights are registered under the Exchange Act and, as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. The requirements for such financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the earliest of (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least April 5, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by April 5, 2022.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and our quarterly report on Form 10-Q filed November 18, 2021.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 7244 Carrizo Drive, La Jolla, CA 92037.We have entered into an Administrative Services Agreement pursuant to which we will pay our sponsor a total of $10,000 per month for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our public units, public shares and public rights are each traded on the Nasdaq Stock Market under the symbols MBTCU, MBTC, and MBTCR, respectively. Our public units commenced public trading on March 31, 2021, and our public shares and public rights commenced separate public trading on May 3, 2021.

(b)	Holders

On March 30, 2022, there were two holders of record of our public units, one holder of record of ordinary shares and one holder of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On April 5, 2021, subsequent to the filing of the Registration Statement, the Company consummated its initial public offering of 10,000,000 public units. On April 14, 2021, the underwriters exercised their over-allotment option in full and purchased 1,500,000 public units. Each unit consists of one public share and one public right, with each public right entitling the holder thereof to receive one-tenth of one ordinary share upon completion of our initial business combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.  Chardan acted as bookrunner and representatives of the underwriters of the initial public offering.

A total of $116,150,000 of the proceeds from the initial public offering (which amount includes $4,025,000 of the underwriters’ deferred discount) and the sale of the private placement units, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Nocturne Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on October 28, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of our initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $710,157, which consists of $717,764 of operating and formation costs offset by interest earned on our marketable securities held in the trust account of $7,607.

For the period from October 28, 2020 (inception) through December 31, 2020, we had a net loss of $5,600 which consisted of operating and formation costs.

Liquidity, Capital Resources and Going Concern

On April 5, 2021, we completed our initial public offering of 10,000,000 units, at $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our initial public offering, we completed the sale of 450,000 private placement units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $4,500,000.

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

For the year ended December 31, 2021, net cash used in operating activities was $562,780. Net loss of $710,157 was affected by interest earned on marketable securities held in the Trust Account of $7,607. Changes in operating assets and liabilities provided $154,984 of cash for operating activities.

For the period from October 28, 2020 (inception) through December 31, 2020, net cash used in operating activities was $600. Net loss of $5,600 was affected by formation costs paid by the Sponsor in exchange for the issuance of Founder Shares of $5,000.

As of December 31, 2021, we had cash of $384,505. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete our initial business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a business combination, without interest.

On October 27, 2021, our sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2022, the scheduled liquidation date. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If we do not consummate a business combination, all amounts loaned to us will be forgiven except to the extent that we a have funds available outside of the trust account to repay such loans.

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

To the extent we need to raise additional funds to operate our business, the Company's management believes that our sponsor will provide working capital loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a business combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Henry Monzon	48	Chairman and Chief Executive Officer
Ka Seng (Thomas) Ao	33	Chief Financial Officer and Director
Etienne Snyman	38	Director
Simon Choi	61	Director
Kashan Zaheer Piracha	44	Director
Derek Yiyi Feng	55	Director
Ka Lok (Ivan) Wong	45	Director
Giuseppe Mangiacotti	34	Director

The experience of our directors and executive officers is as follows:

Henry Monzon has served as our Chairman and Chief Executive Officer since inception. Mr. Monzon has served as Chairman, CEO & Co-Founder of Katena Computing Technologies, a bitcoin technology company backed by Jaan Tallinn (co-founder of Skype) and executives of Qualcomm Incorporated (NASDAQ: QCOM), since January 2020. Since May 2020, Mr. Monzon also served as the Chief Financial Officer of Luminous Computing, a moonshot artificial intelligence technology company, prior to which he served as an advisor to the company from October 2019 to May 2020. Luminous’ investors include Luke Nosek of Gigafund and Ali Partovi of Neo and has recently completed a significant Series-A round with $100 million USD committed. Prior to Luminous and Katena, Mr. Monzon served, from March 2018 to March 2019, as the Chief Revenue Officer of Bitfury Group, a European-based blockchain technology company. Mr. Monzon led significant revenue growth in 2018 during his tenure as Chief Revenue Officer at Bitfury. While there, Mr. Monzon led the strategic re-positioning of the company in order to serve institutional investors and oversaw various bitcoin data center operations in North America, Iceland, Norway, Georgia and Central Asia. In North America, Mr. Monzon supported the expansion of Hut 8 mining, one of the largest publicly listed Bitcoin mining companies in the world (TSX: HUT), with close to 1000 Petahash of production in more than 100MW operations. From January 2017 to August 2019, Mr. Monzon served as Strategic Partner of Hyperloop Transportation Technologies, Inc., a transportation and technology company. From 1998 to 2017, Mr. Monzon held various roles at Qualcomm, including engineering, program and product management, and executive business development roles. Mr. Monzon led the adoption and growth of Qualcomm’s Snapdragon chipsets with global customers and partners in Long Term Evolution (LTE) ecosystem such as Original Equipment Manufacturers (OEM), Original Design Manufacturer’s (ODM), retailers and technology partners in various regions including in North America, Latin America, Europe and Asia. Mr. Monzon received a B.S., Cum Laude, in Electrical Engineering from Florida Atlantic University, and Executive Education from Wharton and Stanford. Mr. Monzon is well qualified to serve as our director due to his deep industry expertise in blockchain, bitcoin mining and artificial intelligence ecosystems.

Ka Seng (Thomas) Ao has served as our Chief Financial Officer and a Director since inception. Mr. Ao has extensive experience with M&A transactions and financial leasing. Mr. Ao has served as the Chief Executive Officer of MCL Financial Leasing, a provider of financial leasing services for bitcoin mining facilities, since January 2020. MCL Financial Leasing works closely with mining hardware manufacturers including Bitmain, MicroBT and Canaan (NASDAQ: CAN). Since September 2018, Mr. Ao has served as the director of Mindfulness Capital, a venture capital fund that focuses on early stage technology companies. From January 2016 to September 2018, Mr. Ao served as Vice President of HF Venture, an asset management firm that manages M&A funds for multiple listed companies in the industrial sector including Kingsignal Technology Co Ltd (SHE: 300252) and Anhui Zhongding Sealing Parts Co., Ltd. (SHE: 000887). From October 2010 to December 2015, Mr. Ao served as Vice President of Auone Electronic, a thermostats manufacturer that supplies Fortune 500 brands including Panasonic (OTCMKTS: PCRFF), Philips, and Schneider Electric (OTCMKTS: SBGSF). Mr. Ao received a B.A. in Philosophy from the University of Southern California and received an MBA from Yonsei University. We believe Mr. Ao is well qualified to serve as our director due to his extensive experience in the financial industry.

Etienne Snyman has served as one of our independent directors since March, 29, 2021. Since August 2017, Mr. Snyman has served as a director of Induna Energy Inc. (“Induna”), an energy consultancy firm that provides energy solutions to data centers. Since June 2018, Induna has advised a TSX-listed crypto currency mining company as Head of Power. In his capacity as Director of Induna, Mr. Snyman was responsible for all energy matters and successfully negotiated the land lease and energy supply agreements leading to the construction of a $90 million data center in 2018. From July 2012 to August 2017, Mr. Snyman held managerial roles at ATCO Power Canada Ltd., a developer, builder and operator of power generation faculties, business development. Prior to joining ATCO power Canada Ltd., Mr. Snyman had leadership roles at China National Offshore Oil Corporation, and ENMAX Energy Corporation, spanning all aspect of electricity industry, including regulatory oversight, energy trading, commercial analytics, development, and construction. Mr. Snyman had a leading commercial role in transactions totaling of over $1.5 billion in transmission, wind, hydro, and thermal energy infrastructure. Mr. Snyman holds Bachelor of Science degrees in Computer Science and Economics from the University of Calgary. We believe Mr. Snyman is well qualified to serve as our director due to his expertise in large scale energy projects, and data center operations.

Kashan Piracha has served as one of our independent directors since March, 29, 2021. Mr. Piracha has 24 years of experience in the tech industry. Mr. Piracha has held various roles at Qualcomm (NASDAQ: QCOM), since 1997. Currently Mr. Piracha is a Senior Director of Product Management playing an integral role in deployment of Qualcomm’s 5G mobile technology in various regions across the globe with special emphasis in Europe, Middle East and South East Asia. Prior to Mr. Piracha’s role as Senior Director of Product Management, he led Qualcomm’s mobile chipset partnerships and alignment with key global mobile network vendors. In this capacity Mr. Piracha initiated and built essential partnerships for Qualcomm with the leading network providers in the world and spearheaded the deployments of 3G and 4G mobile technologies with these partners. Mr. Piracha has also held roles at Qualcomm in Program Management as well as Engineering. Mr. Piracha holds a Bachelor’s of Science degree in Electrical Engineering from University of Michigan — Ann Arbor. We believe Mr. Piracha is well qualified to serve as our director due to his extensive experience in the semiconductor industry.

Simon Choi has served as one of our independent directors since December 16, 2021. Mr. Choi, has more than 30 years of international management experience. Mr. Choi has served as the head of the international department of Guangdong Liangma law firm, since May 2018. Mr. Choi was the general counsel of TCL Multimedia, heading its global legal centre from February 2005 to November 2014. Mr. Choi served as a senior lecturer at the Hong Kong Polytechnic University from October 2001 to July 2006, at the Hong Kong Baptist University from October 1989 to July 2005, and the Open University of Hong Kong from October 1998 to July 2005. Mr. Choi is the independent non-executive directors of Boyaa Interactive International Limited, China Wan Tong Yuan (Holdings) Limited and an executive director for Imperium Financial Group Limited. Mr. Choi was appointed as an adjunct professor of law by Zhongnan University of Economics and Law from June 2013 to June 2017. Mr. Choi holds an LL.B. from the Peking University Law School and an LL.M. from the University of London.

Derek Yiyi Feng has served as one of our independent directors since January 10, 2022. Mr. Feng has served, from January 2019 to May 2020, as the Chief Executive Officer of Bright Scholar Education Holdings Ltd. (NYSE: BEDU), an education company headquartered in China with K-12 schools worldwide. Prior to joining Bright Scholar, from January 2017 to December 2018, Mr. Feng served as co-founder of Kidsmile Dental, a chain of premium children orthodontics clinics in China. From October 2014 to October 2016, Mr. Feng served as the Chief Executive Officer of Global Education & Technology Group. From December 2011 to September 2014, Mr. Feng served as Chairman and Interim Chief Executive Officer of ChinaCast Education Corporation, an education and e-learning service provider. From October 2007 to April 2011, Mr. Feng served as the Executive Vice President, Strategy, Planning and Operations at Knowledge Universe, Inc. Prior to joining Knowledge Universe, Mr. Feng spent eight years at the General Electric Company (NYSE: GE) in the United States. Mr. Feng received a B.A. in Industrial Automation from Tsinghua University and an MBA from the University of California, Los Angeles.

Ka Lok (Ivan) Wong has served as one of our independent directors since January 10, 2022. Mr. Wong has served, since May 2013, as the Managing Director of Wyndham Capital, a wholly owned subsidiary of Peterson Group, a private Hong Kong based family office with a portfolio of investments including special situation, private equity, and structured finance investments, as well as property investments in Asia, Europe and North America. Mr. Wong is responsible for the group’s alternative investments globally and across all asset classes. From June 2011 to May 2013, Mr. Wong served as an investment professional with ICBC International Holdings Limited, the principal investment arm of Industrial and Commercial Bank of China (ICBC) in Hong Kong. From November 2007 to June 2011, Mr. Wong served as an investment manager for Argyle Street Management Limited, an Asian based hedge fund. Mr. Wong is a member of the American Institute of Certified Public Accountants. Mr. Wong received a B.B.A. with a concentration in Financial Engineering from the Chinese University of Hong Kong.

Giuseppi Mangiacotti has served as one of our independent directors since January 10, 2022. Mr. Mangiacotti has over ten years of experience working in finance with multi-national public corporations. Since November 2019, Mr. Mangiacotti has served as a senior finance manager at Microsoft (NASDAQ: MSFT). From August 2017 to November 2019, Mr. Mangiacotti served as controller at Microsoft. From May 2016 to August 2016, Mr. Mangiacotti served as a senior financial analyst at Amazon (NASDAQ: AMZN). Prior to Amazon, Mr. Mangiacotti served as a senior financial analyst at Guess (NYSE: GES) from December 2010 to June 2015. Mr. Mangiacotti holds a B.S. from the University of Southern California and an MBA from Yale University.

Number, terms of office and appointment of officers and directors

Our board of directors consists of eight members. Each of our directors will hold office for a two-year term, and the appointment, removal or designation of any member of the board of directors prior to our initial business combination requires the unanimous approval of the managers of our sponsor. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Snyman, Choi and Piracha serve as members of our audit committee and Mr. Choi serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Choi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Piracha and Choi serve as members of our compensation committee and Mr. Piracha serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Snyman, Choi and Piracha. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on March 31, 2021 through the earlier of consummation of our initial business combination and our liquidation, pursuant to an Administrative Services Agreement we pay our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,840,000 our ordinary shares issued and outstanding as of March 30, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Nocturne Sponsor, LLC(2)(3)	3,340,000	22.5%
Henry Monzon(2)	3,340,000	22.5%
Ka Seng (Thomas) Ao(2)(3)	3,340,000	22.5%
Etienne Snyman(4)
Simon Choi(4)
Kashan Zaheer Piracha(4)
Derek Yiyi Feng
Ka Lok (Ivan) Wong
Giuseppe Mangiacotti
All officers and directors as a group (5) individuals) (2)	3,340,000	22.5%

683 Capital Partners, LP(5)	950,000	6.4%
Boothbay Fund Management, LLC (6)	1,084,600	7.3%
MMCAP International Inc. SPC(7)	900,000	6.1%
Polar Asset Management Partners Inc. (8)	900,000	6.1%
Periscope Capital Inc. (9)	799,100	5.4%
ATW SPAC Management LLC(10)	1,084,000	7.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 7244 Carrizo Drive, La Jolla, CA 92037.
(2)	Interests shown consist solely of founder shares, classified as ordinary shares.
(3)	Henry Monzon, our Chairman and Chief Executive Officer, and Thomas Ao, our Chief Financial Officer and a director, each controls a managing member of our sponsor, and as such may be deemed to beneficially own shares held by our sponsor by virtue of their control over our sponsor. Each such person disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of any pecuniary interest in such shares.
(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(5)	According to a Schedule 13G filed with the SEC on April 12, 2021, 950,000 ordinary shares were owned beneficially by 683 Capital Partners, LP (“LP”), and may be deemed beneficially owned by the investment manager of LP, 683 Capital Management, LLC and its Managing Member, Ari Zweiman. The principal business address for each reporting person is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)	According to a Scheduled 13G filed with the SEC on April 16, 2021, Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies, LP and Ari Glass may be deemed beneficial owners of 1,084,600 ordinary shares. The business address of all such persons is 140 East 45th Street, 14th Floor, New York, NY 10017.
(7)	According to a Schedule 13G/A filed with the SEC on February 4, 2022, MMCap International Inc. SPC (“MMCAP”) and MM Asset Management Inc. (“MM Asset”) may be deemed beneficial owners of 900,000 ordinary shares, and share voting and dispositive powers with respect to all such shares. The address of MMcap is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands, and the address of MM Asset is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

(8)	Pursuant to a Schedule 13G filed with the SEC on February 10, 2022, by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the the ordinary shares directly held by PMSMF. Polar Asset Management Partners Inc. serves as the investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The business address of Polar Asset Management Partners Inc.is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	According to a Schedule 13G filed with the SEC on February 14, 2022, Periscope Capital Inc. (“Periscope”) is the beneficial owner of 592,700 ordinary shares, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 206,400 ordinary shares. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2
(10)	According to a Schedule 13G filed with the SEC on February 14, 2022, 1,084,000 ordinary shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such ordinary shares held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles (the “Funds”) managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the managing member of the Adviser. The Advisor and Mr. Ruiz-Gimenez are deemed to beneficially own an aggregate of 1,084,000 ordinary shares. The business address of the Advisor and Mr. Ruiz-Gimenez is 7969 NW 2nd Street, #401, Miami, Florida, 33126.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In November 2020, our sponsor paid $25,000, or approximately $0.009 per share to cover certain of our offering and formation costs in consideration of 2,875,000 founder shares. In addition, our sponsor purchased an aggregate of 465,000 private placement units at a price of $10.00 per unit ($4,650,000 in the aggregate) in a private placement. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Management—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We entered into an Administrative Services Agreement with our sponsor pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Prior to our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of December 31, 2020, we had borrowed $93,100 under the promissory note with our sponsor. The note was repaid in full at the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $2,300,000. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units and units issued upon conversion of working capital loans (if any) and extension loans (if any).

We entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals and entity to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related party policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted prior to the consummation of our initial public offering is filed as an exhibit to the Registration Statement for our initial public offering.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee charter is filed as an exhibit to the registration statement for our initial public offerin. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, for up to 12 months (assuming we do not extend the period of time we have to consummate an initial business combination), for office space, utilities and secretarial and administrative support;

●	Reimbursement may be made for certain out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Synman, Choi and Piracha are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from October 28, 2020 (inception) through December 31, 2020 totaled $86,520 and nil, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from October 28, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from October 28, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from October 28, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

NOCTURNE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nocturne Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nocturne Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from October 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for period from October 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination by April 5, 2022, without extensions, and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If the Company is unable to complete a business combination by the close of business on April 5, 2022, or October 5, 2022 if the Company seeks an extension, the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 30, 2022

NOCTURNE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$384,505	$—
Prepaid expenses	107,200	—
Total current assets	491,705	—

Deferred offering costs	—	150,000
Marketable securities held in Trust Account	116,157,607	—
TOTAL ASSETS	$116,649,312	$150,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$262,184	$—
Accrued offering costs	—	37,500
Promissory note – related party	—	93,100
Total current liabilities	262,184	130,600

Deferred underwriting fee payable	4,025,000	—
TOTAL LIABILITIES	4,287,184	130,600

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at redemption value as of December 31, 2021 and 2020, respectively	116,157,607	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to redemption) as of December 31, 2021 and 2020, respectively)	334	288
Additional paid-in capital	—	24,712
Accumulated deficit	(3,795,813)	(5,600)
Total Shareholders’ (Deficit) Equity	(3,795,479)	19,400
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$116,649,312	$150,000

The accompanying notes are an integral part of the financial statements.

NOCTURNE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from October 28, 2020 (Inception) through December 31, 2020
Operating and formation costs	$717,764	$5,600
Loss from operations	(717,764)	(5,600)

Other income:
Interest earned on marketable securities held in Trust Account	7,607	-
Total other income	7,607	-

Net loss	$(710,157)	$(5,600)

Weighted average shares outstanding, Ordinary shares(1)	11,581,616	2,500,000
Basic and diluted net loss per ordinary share	$(0.06)	$(0.00)

(1)	Excluded an aggregate of 375,000 ordinary shares that were subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or in part by the underwriters for the period from October 28, 2020 (inception) through December 31, 2020 (see Note 5).

The accompanying notes are an integral part of the financial statements.

NOCTURNE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — October 28, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Ordinary Share to Sponsor	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	(5,600)	(5,600)
Balance – December 31, 2020	2,875,000	288	24,712	(5,600)	19,400

Sale of 465,000 Private Placement Units	465,000	46	4,649,954	—	4,650,000

Offering costs allocated to Private Placement Units	—	—	(22,234)	—	(22,234)

Remeasurement of ordinary shares to redemption amount	—	—	(4,652,432)	(3,080,056)	(7,732,488)

Net loss	—	—	—	(710,157)	(710,157)
Balance – December 31, 2021	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

The accompanying notes are an integral part of the financial statements.

NOCTURNE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from October 28, 2020 (Inception) through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(710,157)	$(5,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on marketable securities held in Trust Account	(7,607)	—
Changes in operating assets and liabilities:
Prepaid expenses	(107,200)	—
Accrued expenses	262,184	—
Net cash used in operating activities	(562,780)	(600)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)	—
Net cash used in investing activities	(116,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	113,000,000	—
Proceeds from sale of Private Placement Units	4,650,000	—
Proceeds from promissory note – related party	153,319	93,100
Repayment of promissory note – related party	(246,419)	—
Payment of offering costs	(459,615)	(92,500)
Net cash provided by financing activities	117,097,285	600

Net Change in Cash	384,505	—
Cash – Beginning	—	—
Cash – Ending	$384,505	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$37,500
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Initial classification of ordinary shares subject to possible redemption	$116,150,000	$—
Change in value of ordinary shares subject to possible redemption	7,607
Deferred underwriting fee payable	$4,025,000	$—

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had approximately $0.4 million in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and through April 5, 2022 (or October 5, 2022, if the Company extends the period of time to consummate a Business Combination), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering Upon completion of the Initial Public Offering, offering costs of $6,574,881 allocated to the Public Shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption; offering costs of $22,234 allocated to the Private Placement Units were charged to additional paid-in capital. At December 31, 2021 and 2020, deferred offering costs were $0 and $150,000, respectively.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

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

At December 31, 2021, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Ordinary shares issuance costs (net of offering costs of $22,234 allocated to Private Placement Units)	(6,574,881)
Plus:
Remeasurement of carrying value to redemption value	7,732,488
Ordinary shares subject to possible redemption	$116,157,607

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,196,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021	For the Period from October 28, 2020 (Inception) through December 31, 2020
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(710,157)	$(5,600)
Denominator:
Basic and diluted weighted average shares outstanding(1)	11,581,616	2,500,000
Basic and diluted net loss per ordinary share	$(0.06)	$(0.00)

(1)	Excluded an aggregate of 375,000 ordinary shares that were subject to forfeiture depending on the extent to which the over-allotment option was exercised in full or in part by the underwriters for the period from October 28, 2020 (inception) through December 31, 2020 (see Note 5).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2021 the Company incurred $90,000 in fees for these services which are included in accrued expenses in the accompanying balance sheets. For the period from October 28, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

Promissory Note — Related Party

On November 16, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021 and 2020, there was $0 and $93,100, respectively, outstanding under the Promissory Note. The outstanding balance under the Promissory Note was repaid in its entirety at the closing of the Initial Public Offering. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through April 5, 2022, the scheduled liquidation date. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of December 31, 2021 there were no loans issued under this commitment.

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

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000 which was paid at the closing of the Initial Public Offering, and an aggregate fee of $100,000 payable upon completion of a Business Combination. $50,000 is payable if the agreement is terminated prior to the Business Combination. For the year ended December 31, 2021, the Company incurred $50,000 in such fees, which is included in accrued expenses as of December 31, 2021. For the period from October 28, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 3,340,000 and 2,875,000 ordinary shares issued and outstanding, respectively, excluding 11,500,000 and 0 ordinary shares subject to possible redemption, respectively, which are presented as temporary equity.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$116,157,607

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement between Company and Chardan Capital Markets, LLC(2)
3.1	Memorandum and Articles of Association dated October 28, 2020(1)
3.2	Amended and Restated Memorandum and Articles of Association(2)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Rights Certificate(1)
4.4	Rights Agreement Between Company and Continental Stock Transfer & Trust Company (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, Dated as of November 16, 2020 Issued to Nocturne Sponsor, LLC(1)
10.2	Securities Subscription Agreement, Dated November 16, 2020 Between Company and Sponsor(1)
10.3	Letter Agreement Among Company, its Officers, and the Underwriters(2)
10.4	Investment Management Trust Agreement between Company and Continental(2)
10.5	Registration Rights Agreement Between Company and Sponsor(2)
10.6	Private Placement Units Purchase Agreement Between Company and Sponsor(2)
10.7	Administrative Services Agreement Between Company and Sponsor(2)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 23, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 5, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	Nocturne Acquisition Corporation

	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Henry Monzon	Chairman and Chief Executive Officer	March 30, 2022
Henry Monzon	(Principal Executive Officer)

/s/ Ka Seng (Thomas) Ao	Chief Financial Officer and Director	March 30, 2022
Ka Seng (Thomas) Ao	(Principal Financial and Accounting Officer)

/s/ Etienne Snyman	Director	March 30, 2022
Etienne Snyman

/s/ Simon Choi	Director	March 30, 2022
Simon Choi

/s/ Kashan Zaheer Piracha	Director	March 30, 2022
Kashan Zaheer Piracha

/s/ Derek Yiyi Feng	Director	March 30, 2022
Derek Yiyi Feng

/s/ Ka Lok (Ivan) Wong	Director	March 30, 2022
Ka Lok (Ivan) Wong

/s/ Giuseppe Mangiacotti	Director	March 30, 2022
Giuseppe Mangiacotti