Form 10-Q
period 2022-03-31
Nocturne Acquisition Corp
filed 2022-05-16
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 14,840,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$103,293	$384,505
Prepaid expenses	188,279	107,200
Total current assets	291,572	491,705

Marketable securities held in Trust Account	116,169,304	116,157,607
TOTAL ASSETS	$116,460,876	$116,649,312

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$267,670	$262,184
Total current liabilities	267,670	262,184

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	4,292,670	4,287,184

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 11,500,000 shares at redemption value as of March 31, 2022 and December 31, 2021	116,169,304	116,157,607

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption) as of March 31, 2022 and December 31, 2021	334	334
Additional paid-in capital	—	—
Accumulated deficit	(4,001,432)	(3,795,813)
Total Shareholders’ Deficit	(4,001,098)	(3,795,479)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$116,460,876	$116,649,312

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$205,619	$—
Loss from operations	(205,619)	—

Other income:
Interest earned on marketable securities held in Trust Account	11,697	—
Total other income	11,697	—

Net loss	$(193,922)	$—

Weighted average shares outstanding, Ordinary shares	14,840,000	2,500,000	[1]
Basic and diluted net loss per share, Ordinary shares	$(0.01)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

[1]	Excludes 375,000 ordinary shares that were subject to forfeiture as a result of the full exercise of the over-allotment option by the underwriters.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

Remeasurement for ordinary shares to redemption amount	—	—	—	(11,697)	(11,697)

Net loss	—	—	—	(193,922)	(193,922)

Balance – March 31, 2022	3,340,000	$334	—	(4,001,432)	(4,001,098)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(5,600)	$19,400

Net loss	—	—	—	—	—

Balance – March 31, 2021	2,875,000	288	24,712	(5,600)	19,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(193,922)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,697)	—
Changes in operating assets and liabilities:
Prepaid expenses	(81,079)	—
Accounts payable and accrued expenses	5,486	—
Net cash used in operating activities	(281,212)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	153,319
Payment of offering costs	—	(153,319)
Net cash provided by financing activities	—	—

Net Change in Cash	(281,212)	—
Cash – Beginning of period	384,505	—
Cash – End of period	$103,293	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$163,128
Remeasurement for ordinary shares to redemption amount	$11,697	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. While we may pursue an acquisition or a Business Combination target in any business or industry, we intend to concentrate our efforts in identifying a target in the disruptive technology market with an equity value of approximately $300 million to $1 billion. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on March 29, 2021. On April 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”) generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 450,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement (the “Private Placement”) to Nocturne Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on April 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On April 14, 2021, the underwriters exercised their over-allotment option in full and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000. In connection with the sale of the Over-Allotment Units, the underwriters agreed to waive the underwriting commission equal to 2% of gross proceeds. On April 14, 2021, simultaneously with the sale of the Over-Allotment Units and in connection with the underwriters’ waiver of the underwriting commission described above, the Company consummated a private sale of an additional 15,000 Private Placement Units to the Sponsor, generating gross proceeds of $150,000. The additional proceeds of $15,150,000 was placed in the Trust Account bringing the grand total placed in the Trust Account to $116,150,000.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination and after payment of underwriters’ fees and commissions and, if the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against a Business Combination.

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

The Company will have until July 5, 2022, the extended liquidation date (the “Combination Period”) to complete a Business Combination. An aggregate of $1,150,000 was deposited by Mindfulness Capital Management Limited into the trust account of the Company which enables the Company to extend the period of time it has to consummate its initial business combination from the original liquidation date of April 5, 2022 to the extended liquidation date of July 5, 2022. The Company may, by resolution of the Company’s board of directors if requested by our Sponsor, extend the Combination Period by an additional three months, or October 5, 2022, subject to the Sponsor depositing additional funds into the Trust Account. Pursuant to the terms of the Amended and Restated Memorandum and Articles of Association, in order for the Combination Period to be extended, our Sponsor or its affiliates or designees, upon five days advance notice prior to October 5, 2022, must deposit into the Trust Account $1,150,000 ($0.10 per unit) on or prior to the date of the applicable deadline. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

MARCH 31, 2022

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity; Going Concern

As of March 31, 2022, the Company had approximately $0.1 million in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through July 5, 2022, the liquidation date which was extended from April 5, 2022 in connection with the extension of the Combination Period. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until July 5, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, or its stockholders have not approved an additional extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before July 5, 2022, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its current liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 5, 2022.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At March 31, 2022 and December 31, 2021, the ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Ordinary shares issuance costs	(6,574,881)
Plus:
Remeasurement of carrying value to redemption value	7,732,488
Ordinary shares subject to possible redemption, December 31, 2021	$116,157,607
Plus:
Remeasurement of carrying value to redemption value	11,697
Ordinary shares subject to possible redemption, March 31, 2022	$116,169,304

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption amount approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 1,196,500 ordinary shares since the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net income loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(193,922)	$—
Denominator:
Basic and diluted weighted average shares outstanding	14,840,000	2,500,000	[2]
Basic and diluted net loss per ordinary share	$(0.01)	$—

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

[2]	Excludes 375,000 ordinary shares that were subject to forfeiture as a result of the full exercise of the over-allotment option by the underwriters.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closings of the Initial Public Offering and the sale over the Over-Allotment Units, the Sponsor purchased an aggregate of 465,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,650,000. Each Private Placement Unit consists of one ordinary share (“Private Placement Share”) and one right (“Private Placement Right”). Each Private Placement Right entitles the holder to receive one-tenth of one ordinary share at the closing of a Business Combination. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The accrued balance of these fees totaled $120,000 as of March 31, 2022 and $90,000 as of December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through July 5, 2022, the extended liquidation date. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of March 31, 2022 and December 31, 2021, there were no loans issued under this commitment.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Underwriting Agreement

The Company granted the underwriters a 45 day option to purchase up to 1,500,000 additional Units to cover over-allotment at the Initial Public Offering price, less the underwriter discounts and commissions. On April 14, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Units at a price of $10.00 per Unit.

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000 which was paid at the closing of the Initial Public Offering, and an aggregate fee of $100,000 payable upon completion of a Business Combination. $50,000 is payable if the agreement is terminated prior to the Business Combination. For the three months ended March 31, 2021, the Company did not incur any fees for these services.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,340,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$116,169,304	$116,157,607

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On April 5, 2022, the Company entered into a $1,150,000 promissory note with Mindfulness Capital Management Limited, a Cayman Islands exempted company for the purpose of extending the period of time the Company has to consummate its initial business combination to July 5, 2022. There were no other subsequent events identifies that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nocturne Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Nocturne Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarter Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $193,922, which consisted of operating costs of $205,619, offset by interest earned on marketable securities held in the Trust Account of $11,697.

For the three months ended March 31, 2021, we had no activity.

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

For the three months ended March 31, 2022, net cash used in operating activities was $281,212. Net loss of $193,922 was affected by interest earned on marketable securities held in Trust Account of $11,697. Changes in operating assets and liabilities used $75,593 of cash for operating activities.

For the three months ended March 31, 2021, we did not have cash used in operating activities.

As of March 31, 2022, we had cash of $103,293. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On October 27, 2021, our sponsor committed to provide us with an aggregate of $150,000 in loans through July 5, 2022, the liquidation date, which was extended from April 5, 2022 in connection with the extension of the Combination Period. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If we do not consummate a business combination, all amounts loaned to us will be forgiven except to the extent that we a have funds available outside of the trust account to repay such loans.

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

To the extent we need to raise additional funds to operate our business, the Company’s management believes that our sponsor will provide working capital loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a business combination and one year from the date of this filing or Liquidation Date. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000 which was paid at the closing of the initial public offering, and an aggregate fee of $100,000 payable upon completion of a business combination. $50,000 is payable if the agreement is terminated prior to the business combination. For the three months ended March 31, 2022, the Company incurred and paid $50,000 for these services. For the three months ended March 31, 2021, the Company did not incur any fees for these services.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC except as disclosed below.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)