Form 10-Q
period 2022-06-30
Nocturne Acquisition Corp
filed 2022-08-22
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022, there were 14,840,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$7,843	$384,505
Prepaid expenses	133,465	107,200
Total current assets	141,308	491,705

Marketable securities held in Trust Account	117,477,511	116,157,607
TOTAL ASSETS	$117,618,819	$116,649,312

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$274,136	$262,184
Promissory note - related party	1,150,000	—
Total current liabilities	1,424,136	262,184

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	5,449,136	4,287,184

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 11,500,000 shares issued and outstanding at $10.22 and $10.10 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	117,477,511	116,157,607

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption) as of June 30, 2022 and December 31, 2021	334	334
Additional paid-in capital	—	—
Accumulated deficit	(5,308,162)	(3,795,813)
Total Shareholders’ Deficit	(5,307,828)	(3,795,479)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$117,618,819	$116,649,312

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$156,730	$226,953	$362,349	$226,953
Loss from operations	(156,730)	(226,953)	(362,349)	(226,953)

Other income:
Income earned on marketable securities held in Trust Account	158,207	3,659	169,904	3,659

Net income (loss)	$1,477	$(223,294)	$(192,445)	$(223,294)

Weighted average shares outstanding, ordinary shares	14,840,000	14,102,556	14,840,000	8,301,278
Basic and diluted net income (loss) per share, ordinary shares	$0.00	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

Remeasurement for ordinary shares to redemption amount	—	—	—	(11,697)	(11,697)

Net loss	—	—	—	(193,922)	(193,922)

Balance – March 31, 2022	3,340,000	334	—	(4,001,432)	(4,001,098)

Remeasurement for ordinary shares to redemption amount	—	—	—	(1,308,207)	(1,308,207)

Net income	—	—	—	1,477	1,477

Balance – June 30, 2022	3,340,000	$334	—	(5,308,162)	(5,307,828)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	2,875,000	$288	$24,712	$(5,600)	$19,400

Net loss	—	—	—	—	—

Balance – March 31, 2021	2,875,000	288	24,712	(5,600)	19,400

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	108,401,735	—	108,402,885

Sale of 465,000 Private Placement Units	465,000	46	4,649,954	—	4,650,000

Offering costs allocated to Private Placement Units	—	—	(22,234)	—	(22,234)

Reclassification of shares to temporary equity	(11,500,000)	(1,150)	(113,054,167)	(3,072,449)	(116,127,766)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(3,659)	(3,659)

Net loss	—	—	—	(223,294)	(223,294)

Balance – June 30, 2021	3,340,000	$334	—	(3,305,002)	(3,304,668)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(192,445)	$(223,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(169,904)	(3,659)
Changes in operating assets and liabilities:
Prepaid expenses	(26,265)	(240,079)
Accounts payable and accrued expenses	11,952	104,716
Net cash used in operating activities	(376,662)	(362,316)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,150,000)	(116,150,000)
Net cash used in financing activities	(1,150,000)	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	113,000,000
Proceeds from sale of Private Placement Units	—	4,650,000
Proceeds from promissory note - related party	1,150,000	153,319
Repayment of promissory note - related party	—	(246,419)
Payment of offering costs	—	(459,615)
Net cash provided by financing activities	1,150,000	117,097,285

Net Change in Cash	(376,662)	584,969
Cash – Beginning of period	384,505	—
Cash – End of period	$7,843	$584,969

Non-Cash investing and financing activities:
Initial classification of Class A ordinary share subject to possible redemption	$—	$116,150,000
Remeasurement for Class A ordinary share subject to possible redemption	$1,319,904	$3,659
Deferred underwriting fee payable	$—	$4,025,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on March 29, 2021. On April 5, 2021, the Company consummated the Initial Public Offering of 10,000,000 units at $10.00 per unit (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 450,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement (the “Private Placement”) to Nocturne Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on April 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

On April 14, 2021, the underwriters exercised their over-allotment option in full and purchased an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $15,000,000. In connection with the sale of the Over-Allotment Units, the underwriters agreed to waive the underwriting commission equal to 2% of gross proceeds. On April 14, 2021, simultaneously with the sale of the Over-Allotment Units and in connection with the underwriters’ waiver of the underwriting commission described above, the Company consummated a private sale of an additional 15,000 Private Placement Units to the Sponsor, generating gross proceeds of $150,000. The additional proceeds of $15,150,000 were placed in the Trust Account, bringing the grand total placed in the Trust Account to $116,150,000.

Transaction costs amounted to $6,597,115, consisting of $2,000,000 in underwriting fees, $4,025,000 in deferred underwriting fees and $572,115 in other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it to not be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata income earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination and after payment of underwriters’ fees and commissions; furthermore, if the Company seeks shareholder approval in connection with a Business Combination, it must receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company, to proceed with the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4), and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares irrespective of whether he, she, or it votes for or against a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

The Company will have until the extended liquidation date of October 5, 2022 (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including income earned (less up to $100,000 of income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period; in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of income which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 virus, its variants, and any similar virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $8,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through October 5, 2022, the extended liquidation date, in connection with the extension of the Combination Period. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of June 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, the Company has until October 5, 2022, to consummate a Business Combination. If a Business Combination is not consummated by this date, or if the Company’s stockholders have not approved an additional extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 5, 2022, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This uncertainty and the Company’s current liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 5, 2022.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, that are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period; this means that, where an issued or revised standard has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering Upon completion of the Initial Public Offering, offering costs of $6,574,881 allocated to the Public Shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption. Furthermore, offering costs of $22,234 allocated to the Private Placement Units were charged to additional paid-in capital upon completion of the Initial Public Offering.

Marketable Securities Held in Trust Account

At June 30, 2022, and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares featuring redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At June 30, 2022, and December 31, 2021, the ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Ordinary shares issuance costs	(6,574,881)
Plus:
Remeasurement of carrying value to redemption value	7,732,488
Ordinary shares subject to possible redemption, December 31, 2021	$116,157,607
Plus:
Remeasurement of carrying value to redemption value	1,319,904
Ordinary shares subject to possible redemption, June 30, 2022	$117,477,511

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires the establishment of a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will not be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption amount approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement, which rights may convert into 1,196,500 ordinary shares, because the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings (loss) of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,477	$(223,294)	$(192,445)	(223,294)
Denominator:
Basic and diluted weighted average shares outstanding	14,840,000	14,102,556	14,840,000	8,301,278
Basic and diluted net income (loss) per ordinary share	$0.00	$(0.02)	$(0.01)	(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution that, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The Company also follows ASC 820 for non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or that the Company would have paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, inclusive of 1,500,000 Units sold to underwriters on April 14, 2021, upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth of one ordinary share at the closing of a Business Combination (see Note 7).

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The accrued balance of these fees totaled $150,000 as of June 30, 2022, and $90,000 as of December 31, 2021.

Promissory Note — Related Party

On November 16, 2020, the Company issued to the Sponsor an unsecured promissory (the “Promissory Note”) pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid in its entirety at the closing of the Initial Public Offering. Borrowings are no longer available under the Promissory Note.

On April 5, 2022, the Company issued a $1,150,000 promissory note (the “First Extension Note”) to Mindfulness Capital Management Limited, a Cayman Islands exempted company (“Mindfulness”), in consideration for $1,150,000 being deposited in the Trust Account (the “First Extension Payment”) for the purpose of extending the Combination Period to July 5, 2022 (the “First Extension”). The First Extension is the first of the two three-month extensions permitted under the Company’s governing documents. The First Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

On July 5, 2022, an aggregate of $1,150,000 (the “Second Extension Payment”) was deposited by Mindfulness into the Trust Account for the public shareholders, representing $0.10 per public share, to enable the Company to extend the period of time it has to consummate its initial Business Combination by three months, from July 5, 2022 to October 5, 2022 (the “Second Extension”). The Second Extension is the second of the two three-month extensions permitted under the Company’s governing documents. In connection with the Second Extension Payment and Second Extension, on July 5, 2022, the Company issued to Mindfulness an unsecured promissory note (the “Second Extension Note”) having a principal amount equal to the amount of the Second Extension Payment. The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans; but, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through October 5, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of June 30, 2022, and December 31, 2021, there were no loans issued under this commitment.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on March 30, 2021, the holders of the Founder Shares, Private Placement Units (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination, as well as rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45 -day option to purchase up to 1,500,000 additional Units to cover over-allotment at the Initial Public Offering price, less the underwriter discounts and commissions. On April 14, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Units at a price of $10.00 per Unit.

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000, which was paid at the closing of the Initial Public Offering, and an aggregate fee of $100,000 payable upon completion of a Business Combination (the “Success Fee”). A total of 50% of the Success Fee, or 50,000, is payable if the agreement is terminated prior to the initial Business Combination. For the six months ended June 30, 2021, the Company incurred $50,000 in such fees which is included in accounts payable and accrued expenses as of June 30, 2021.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,340,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto was included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination under which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration that the holders of ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a Public Right will be required to affirmatively convert its Public Rights in order to receive the 1/10 share underlying each Public Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Public Right holder will be required to indicate its election to convert the Public Rights into underlying shares, as well as to return the original rights certificates to the Company.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$117,477,511	$116,157,607

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On July 5, 2022, the Company issued to Mindfulness the Second Extension Note having a principal amount equal to $1,150,000, which was the amount of the Second Extension Payment that was made to enable the Company to extend the Combination Period from July 5, 2022, to October 5, 2022. The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company. On July 5, 2022, the Company issued a press release announcing that the Second Extension Payment had been deposited in the Company’s Trust Account.

On July 6, 2022, the Company issued a $280,000 promissory note (the “Third Note”) to Mindfulness. The Third Note is non-interest bearing and due upon the earlier of the consummation of the Business Combination or the date of Company’s liquidation. Other than this, there were no other subsequent events identified that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarter Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,477, which consisted of income earned on marketable securities held in the Trust Account of $158,207, offset by operating costs of $156,730.

For the six months ended June 30, 2022, we had a net loss of $192,445, which consisted of operating costs of $362,349, offset by income earned on marketable securities held in the Trust Account of $169,904.

For the three and six months ended June 30, 2021, we had a net loss of $223,294, which consisted of operating costs of $226,953, offset by income earned on marketable securities held in the Trust Account of $3,659.

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

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Units, a total of $116,150,000 was placed in the Trust Account. We incurred $6,597,115 in transaction costs, consisting of $2,000,000 in underwriting fees, $4,025,000 in deferred underwriting fees and $572,115 in other offering costs.

For the six months ended June 30, 2022, net cash used in operating activities was $376,662. Net loss of $192,445 was affected by income earned on marketable securities held in Trust Account of $169,904. Changes in operating assets and liabilities used $14,313 of cash for operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $362,316. Net loss of $223,294 was affected by income earned on marketable securities held in Trust Account of $3,659. Changes in operating assets and liabilities used $135,363 of cash for operating activities.

As of June 30, 2022, we had cash of $7,843. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

On October 27, 2021, our Sponsor committed to provide us with an aggregate of $150,000 in loans through October 5, 2022, the liquidation date, which was extended from July 5, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If we do not consummate a Business Combination, all amounts loaned to us will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

To the extent we need to raise additional funds to operate our business, the Company’s management believes that our Sponsor will provide working capital loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing or Liquidation Date. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the date of the issuance of the condensed financial statements, and the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on March 30, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000 which was paid at the closing of the Initial Public Offering, and a Success Fee payable upon completion of a Business Combination. A total of 50% of the Success Fee, or $50,000, is payable if the agreement is terminated prior to the initial Business Combination. For the six months ended June 30, 2021, the Company incurred $50,000 in such fees, which is included in accounts payable and accrued expenses as of June 30, 2021.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the Company’s Initial Public Offering, as filed with the SEC on April 1, 2021, (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 18, 2021, and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine and military conflict in Ukraine or elsewhere.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world that were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia, and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a Business Combination or finance such Business Combination, and the business, operations and financial performance of any target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs, such as the Company, could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that will not complete its Business Combination within 24 months after such date. There is a risk that the Company will not enter into a definitive agreement within 18 months after the effective date of its IPO Registration Statement, and the Company may not be able to complete its Business Combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, income previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial

Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1***	Promissory Note, dated April 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.2****	Promissory Note, dated July 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.3*	Promissory Note, dated July 6, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
** ***	Furnished herewith. Incorporated by reference to the Form 8-K filed by the Company on April 5, 2022.
****	Incorporated by reference to the Form 8-K filed by the Company on July 5, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: August 19, 2022	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2022	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)