Form 10-Q
period 2022-09-30
Nocturne Acquisition Corp
filed 2022-11-21
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 5,324,080 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$52,035	$384,505
Prepaid expenses	29,325	107,200
Total current assets	81,360	491,705

Marketable securities held in Trust Account	119,162,062	116,157,607
TOTAL ASSETS	$119,243,422	$116,649,312

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$963,542	$262,184
Promissory note - related party	2,579,979	—
Total current liabilities	3,543,521	262,184

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	7,568,521	4,287,184

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 11,500,000 shares issued and outstanding at $10.36 and $10.10 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	119,162,062	116,157,607

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption) as of September 30, 2022 and December 31, 2021	334	334
Additional paid-in capital	—	—
Accumulated deficit	(7,487,495)	(3,795,813)
Total Shareholders’ Deficit	(7,487,161)	(3,795,479)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$119,243,422	$116,649,312

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$1,029,333	$245,257	$1,391,682	$472,210
Loss from operations	(1,029,333)	(245,257)	(1,391,682)	(472,210)

Other income:
Income earned on marketable securities held in Trust Account	534,551	1,494	704,455	5,153

Net loss	$(494,782)	$(243,763)	$(687,227)	$(467,057)

Weighted average shares outstanding, ordinary shares	14,840,000	14,840,000	14,840,000	10,512,904
Basic and diluted net loss per share, ordinary shares	$(0.03)	$(0.02)	$(0.05)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2022	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

Remeasurement for ordinary shares to redemption amount	—	—	—	(11,697)	(11,697)

Net loss	—	—	—	(193,922)	(193,922)

Balance – March 31, 2022	3,340,000	334	—	(4,001,432)	(4,001,098)

Remeasurement for ordinary shares to redemption amount	—	—	—	(1,308,207)	(1,308,207)

Net income	—	—	—	1,477	1,477

Balance – June 30, 2022	3,340,000	334	—	(5,308,162)	(5,307,828)

Remeasurement for ordinary shares to redemption amount	—	—	—	(1,684,551)	(1,684,551)

Net loss	—	—	—	(494,782)	(494,782)

Balance – September 30, 2022	3,340,000	$334	—	$(7,487,495)	$(7,487,161)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2021	2,875,000	$288	$24,712	$(5,600)	$19,400

Net loss	—	—	—	—	—

Balance – March 31, 2021	2,875,000	288	24,712	(5,600)	19,400

Sale of 11,500,000 Units, net of underwriting discounts and offering expenses	11,500,000	1,150	108,401,735	—	108,402,885

Sale of 465,000 Private Placement Units	465,000	46	4,649,954	—	4,650,000

Offering costs allocated to Private Placement Units	—	—	(22,234)	—	(22,234)

Reclassification of shares to temporary equity	(11,500,000)	(1,150)	(113,054,167)	(3,072,449)	(116,127,766)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(3,659)	(3,659)

Net loss	—	—	—	(223,294)	(223,294)

Balance – June 30, 2021	3,340,000	334	—	(3,305,002)	(3,304,668)

Remeasurement of ordinary shares to redemption value	—	—	—	(1,494)	(1,494)

Net loss	—	—	—	(243,763)	(243,763)

Balance – September 30, 2021	3,340,000	$334	$—	$(3,550,259)	$(3,549,925)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(687,227)	$(467,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(704,455)	(5,153)
Changes in operating assets and liabilities:
Prepaid expenses	77,875	(176,267)
Accounts payable and accrued expenses	701,358	150,352
Net cash used in operating activities	(612,449)	(498,125)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,300,000)	(116,150,000)
Net cash used in investing activities	(2,300,000)	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	113,000,000
Proceeds from sale of Private Placement Units	—	4,650,000
Proceeds from promissory note - related party	2,579,979	153,319
Repayment of promissory note - related party	—	(246,419)
Payment of offering costs	—	(459,615)
Net cash provided by financing activities	2,579,979	117,097,285

Net Change in Cash	(332,470)	449,160
Cash – Beginning of period	384,505	—
Cash – End of period	$52,035	$449,160

Non-Cash investing and financing activities:
Initial classification of Class A ordinary share subject to possible redemption	$—	$116,150,000
Remeasurement for Class A ordinary share subject to possible redemption	$3,004,455	$5,153
Deferred underwriting fee payable	$—	$4,025,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from the marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

The Company will have until the extended liquidation date of April 5, 2023 (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including income earned (less up to $100,000 of income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $52,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through April 5, 2023, the extended liquidation date, in connection with the extension of the Combination Period. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of September 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, the Company has until April 5, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date, or if the Company’s stockholders have not approved an additional extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before April 5, 2023, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This uncertainty and the Company’s current liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 5, 2023.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At September 30, 2022, and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares featuring redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficitsection of the Company’s balance sheets.

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

At September 30, 2022, and December 31, 2021, the ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Ordinary shares issuance costs	(6,574,881)
Plus:
Remeasurement of carrying value to redemption value	7,732,488
Ordinary shares subject to possible redemption, December 31, 2021	116,157,607
Plus:
Remeasurement of carrying value to redemption value	3,004,455
Ordinary shares subject to possible redemption, September 30, 2022	$119,162,062

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will not be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement, which rights may convert into 1,196,500 ordinary shares, because the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(494,782)	$(243,763)	$(687,227)	(467,057)
Denominator:
Basic and diluted weighted average shares outstanding	14,840,000	14,840,000	14,840,000	10,512,904
Basic and diluted net loss per ordinary share	$(0.03)	$(0.02)	$(0.05)	(0.04)

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

SEPTEMBER 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The accrued balance of these fees totaled $180,000 as of September 30, 2022, and $90,000 as of December 31, 2021.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans; but, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide the Company with an aggregate of $150,000 in loans through April 5, 2023. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of September 30, 2022, and December 31, 2021, there were no loans issued under this commitment.

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

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000, which was paid at the closing of the Initial Public Offering, and an aggregate fee of $100,000 payable upon completion of a Business Combination (the “Success Fee”). A total of 50% of the Success Fee, or 50,000, is payable if the agreement is terminated prior to the initial Business Combination. For the nine months ended September 30, 2021, the Company incurred $50,000 in such fees which is included in accounts payable and accrued expenses as of September 30, 2021.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,340,000 ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption, which are presented as temporary equity.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$119,162,062	$116,157,607

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued.

On October 4, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial business combination from October 5, 2022 to April 5, 2023. The Charter Amendment became effective on October 4, 2022 upon approval by the Company’s shareholders at the Meeting. In connection with the meeting, shareholders holding 9,515,920 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $494,782, which consisted of operating costs of $1,029,333, offset by income earned on marketable securities held in the Trust Account of $534,551.

For the nine months ended September 30, 2022, we had a net loss of $687,227, which consisted of operating costs of $1,391,682, offset by income earned on marketable securities held in the Trust Account of $704,455.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $612,449. Net loss of $687,227 was affected by income earned on marketable securities held in Trust Account of $704,455. Changes in operating assets and liabilities used $779,233 of cash for operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $498,125. Net loss of $467,057 was affected by interest earned on marketable securities held in Trust Account of $5,153. Changes in operating assets and liabilities used $25,915 of cash for operating activities.

As of September 30, 2022, we had cash of $52,035. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may but are not obligated to (except as described below), loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

On October 27, 2021, our Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, the liquidation date, which was extended from October 5, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If we do not consummate a Business Combination, all amounts loaned to us will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable ordinary shares is excluded from loss per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Quarterly Report on Internal Controls over Financial Reporting

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

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the Company’s Initial Public Offering, as filed with the SEC on April 1, 2021, (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 18, 2021, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

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

As of September 30, 2022, we had $52,035 in our operating bank account, $119,162,062 in marketable securities held in the trust account to be used for a business combination, or to repurchase or redeem our stock in connection therewith, and a working capital deficit of $3,462,161. As of September 30, 2022, $712,062 of the amount on deposit in the trust account represented interest income.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry, or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1***	Promissory Note, dated April 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.2****	Promissory Note, dated July 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.3*	Promissory Note, dated July 6, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference to the Form 8-K filed by the Company on April 5, 2022.
****	Incorporated by reference to the Form 8-K filed by the Company on July 5, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: November 21, 2022	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)