Form 10-K
period 2022-12-31
Nocturne Acquisition Corp
filed 2023-05-26
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on December 31, 2022, as reported on the Nasdaq Capital Market was $56,701,452.

As of May 25, 2023 there were 5,191,416 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Documents incorporated by reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations around the performance of the target business;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association which took effect upon completion of our initial public offering;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Chardan” are to Chardan Capital Markets, LLC;

●	“Cognos” are to Cognos Therapeutics, Inc., a Delaware corporation, the proposed target company with which the Company is seeking to effect its initial business combination, as previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on January 4, 2023;

●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“company,” “our company,” “we,” or “us” are to Nocturne Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and rights agent of our public rights (as defined below);

●	“De-SPAC Deadline” are to the deadline specified in our amended and restated memorandum and articles of association by which we must consummate an initial business combination, as the same may have been and may be from time to time extended (this date, which was originally April 5, 2022 following our initial public offering, is currently October 5, 2023);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of the company which are convertible into or exchangeable or exercisable for, our ordinary shares;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Amendment Proposal” are to the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company shall consummate the initial business combination from April 5, 2023 to October 5, 2023 (which proposal was ultimately approved by the Company’s shareholders), as further described in the March Proxy Statement;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (and, in the case of the Company, it is anticipated that this initial business combination will be the proposed merger with Cognos under the Merger Agreement);

●	“initial public offering” are to the initial public offering that was consummated by the Company on April 5, 2021;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“March Proxy Statement” are to that certain Definitive Proxy Statement, dated March 8, 2023, that we filed with the SEC with respect to an extraordinary general meeting of our shareholders held on April 3, 2023, as modified by those certain additional soliciting materials we filed with the SEC on March 31, 2023;

●	“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of December 30, 2022, by and among the Company, Nocturne Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company, and Cognos, as previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on January 4, 2023;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to the Company’s ordinary shares, par value $0.0001 per share;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement rights” are to the rights included within the private placement units purchased by our sponsor in the private placement;

●	“private placement shares” are to the ordinary shares included within the private placement units purchased by our sponsor in the private placement;

●	“private placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one private placement share and one private placement right to receive one-tenth of one ordinary share;

●	“public rights” are to the rights sold as part of the public units in our initial public offering (whether they are purchased in the offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public shares” are to our ordinary shares offered as part of the public units in our initial public offering (whether they are subscribed for in the offering or thereafter in the open market);

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public right;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on February 8, 2021 (File No. 333-252852), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SPAC” are to special purpose acquisition corporations (such as the Company);

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“trust account” are to the trust account in which an amount of $116,150,000 ($10.10 per unit) from the net proceeds of the sale of the public units in the initial public offering and private placement units was placed following the closing of the initial public offering.

●	“units” are to the public units and private placement units; and

PART I

Item 1. Business.

We are a blank check company incorporated on October 28, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have selected Cognos as the business combination target.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Henry Monzon, our Chairman and Chief Executive Officer, and Ka Seng (Thomas) Ao, our Chief Financial Officer, who have extensive international experience in disruptive technologies, business operations, investments and merger and acquisition transactions. We must complete our initial business combination by the De-SPAC Deadline or else we will be required to liquidate and distribute all amounts in the trust account. The De-SPAC Deadline is currently October 5, 2023.

Our Search for a Business Combination

The company was incorporated for the purpose of effecting an initial business combination with one or more businesses. We sought to do this by utilizing the networks and industry experience of both our sponsor and our board to identify, acquire and operate a suitable target business. Following an extensive search and due diligence process, in which we explored the possibility of entering into a business combination agreement with a number of potential target companies, we identified Cognos as the preferred partner company for our business combination transaction.

On December 30, 2022, following a review and consideration of the final terms of the Merger Agreement and the other transaction documents, our board adopted unanimous written resolutions which authorized and approved the company’s entry into the Merger Agreement. Following the board’s approval, our company, Cognos and Nocturne Merger Sub, Inc. executed the Merger Agreement.

Business Strategy

In identifying, evaluating and selecting Cognos as a suitable target for our initial business combination, the board considered a number of factors, including but not limited to, the following material factors and viewpoints:

●	Cognos is developing innovative and potentially groundbreaking technology that has the potential to radically advance the diagnosis and treatment of neuropathic diseases. Our management team carefully assessed the advantages and disadvantages of entering into a business combination transaction with Cognos, ultimately reaching the conclusion that such transaction was in the best interest of the company and its shareholders and consistent with the general criteria and guidelines we set out in the prospectus for the initial public offering with respect to potential acquisition opportunities;

●	Through our legal and business diligence, we determined that Cognos has fundamentally sound operational and governance practices and that it has the potential for improved performance under our ownership and with the benefits that come from access to the public markets;

●	Cognos’ operations are currently limited to the U.S. In addition to strong organic growth potential, this presents significant growth opportunities to meaningfully accelerate growth through geographic expansion, business combinations, disruptive products and engineering expertise;

●	Cognos’ SINNAIS™ Implantable Smart Pump technology has the potential of becoming a leading product for the diagnosis and treatment of neuropathic diseases, which would allow Cognos to develop a leading presence across the industry;

●	Based on our legal and business diligence, including numerous discussions with key Cognos personnel, we believe that the strength of the Cognos team will be an asset to our combined company that will facilitate our combined company’s ability to obtain regulatory approvals for its product candidates and to successfully commercialize its products in the future;

●	Upon diligence and review of market conditions, the board believes that the terms of the business combination are attractive relative to market comparables that provide significant upside potential. After completing a comprehensive review and analysis of potential alternatives and business combination targets, the board is of the view that no alternatives were reasonably likely to create greater value for our shareholders; and

●	A fairness opinion issued by Newbridge Securities Corporation, effective as of October 26, 2022, stating that the consideration to be received by the company’s shareholders in connection with the proposed business combination transaction was fair, from a financial point of view.

Initial business combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. Based on the financial analysis of Cognos that was performed at the time the transaction was approved, our board determined that this requirement was met.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of the business combination. We will have until the De-SPAC Deadline to consummate our initial business combination.

Status as a public company

We believe our structure makes us an attractive business combination partner to Cognos. As an existing public company, we offer Cognos an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of Cognos will exchange their equity interests, shares and/or shares of stock in Cognos for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, this method offers a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once the proposed business combination is completed, Cognos will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe Cognos will then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. Going public can offer further benefits by augmenting Cognos’ profile among potential new customers and vendors and aiding in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial position

With funds available for a business combination in the amount of $21,100,382 as of December 31, 2022, which amount includes $4,025,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer Cognos a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we will be able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to Cognos to fit its needs and desires. However, we have not obtained third party financing and there can be no assurance such financing will be available to us.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the combined company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise, but the Merger Agreement contemplates the possibility that we may enter into such arrangements in connection with the consummation of the merger with Cognos.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that the business or assets acquired in our initial business combination have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for our initial business combination. Based on the financial analysis of Cognos that was performed at the time the transaction was approved, our board determined that this requirement was met. The board determined that the consideration being paid in the business combination, which amount was negotiated at arms-length, was fair to and in the best interests of the Company and its shareholders and appropriately reflected the value of Cognos. Our board believes that the financial skills and background of its members qualify it to conclude that the proposed acquisition of Cognos met this requirement and make the other required determinations regarding the transaction.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of the target business, the portion of the target business that is owned or acquired by the combined company is what will be valued for purposes of the 80% of net assets test.

In evaluating Cognos as our proposed target business, we conducted a thorough due diligence review which encompassed, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which was made available to us.

The time required to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty, and it cannot be assured that we will be able to successfully consummate our initial business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of Cognos. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinized the management of Cognos when evaluating the desirability of effecting our initial business combination with Cognos, our assessment of Cognos’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in Cognos following the merger cannot presently be stated with any certainty. While it is anticipated that one or more of our directors may remain associated in some capacity with the combined company following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of Cognos. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders will have the ability to approve our initial business combination

Under our amended and restated memorandum and articles of association, we must provide all holders of public shares with the opportunity to have their public shares redeemed upon the consummation of our initial business combination either in conjunction with a tender offer or in conjunction with a shareholder vote. For business and other reasons, we have elected to provide our shareholders with the opportunity to have their public shares redeemed in connection with a shareholder vote rather than a tender offer. Therefore, we are seeking to obtain the approval of our shareholders of the business combination in order to allow our public shareholders to effectuate redemptions of their public shares in connection with the consummation of the business combination. The approval of the business combination is required under the amended and restated memorandum and articles of association. In addition, such approval is also a condition to the consummation of the business combination under the Merger Agreement.

Permitted purchases of our securities

Our sponsor, directors, officers, or their respective affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates decide to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or rights in such transactions. Our sponsor, directors, officers, or their respective affiliates are prohibited from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers must comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in the Merger Agreement that requires us to have a certain amount of cash on hand at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of rights could also be to reduce the number of rights, or underlying securities, outstanding. This may result in the completion of our initial business combination when it may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases, by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would only identify and contact potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates are prohibited from making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially approximately $10.10 per public share and, based on the Company’s current estimates (as further described in the March Proxy Statement), as of the extraordinary general meeting of our shareholders held on April 3, 2023, the per share price at which the public shares may be redeemed was approximately $10.87 . The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law, which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain domestic subsidiaries of publicly traded foreign corporations. Because we will domesticate as a Delaware corporation prior to the redemptions, and because our securities are trading on Nasdaq, the combined company may be subject to the excise tax with respect to any redemptions of the combined company common stock in connection with the business combination that are treated as repurchases for this purpose. The Company has determined that it will not use the proceeds placed in the trust account and the interest earned thereon to pay any excise taxes or any other fees or taxes similar in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act of 2022 on any redemptions or stock buybacks by the Company.

Manner of conducting redemptions

Pursuant to our amended and restated memorandum and articles of association, a public shareholder may request that the company redeem all or a portion of such public shareholder’s public shares for cash upon the consummation of an initial business combination either in conjunction with a tender offer or in conjunction with a shareholder vote. For business and other reasons, we have elected to provide our shareholders with the opportunity to have their public shares redeemed in connection with a shareholder vote rather than a tender offer. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

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

We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination. It is expected that the mechanics of exercising redemption rights in connection with any future redemption opportunity will be substantially similar to the mechanics that the Company described in the Definitive Proxy Statement with respect to the extraordinary general meeting in lieu of the 2022 Annual Meeting of Shareholders held by the Company on October 4, 2022 and the mechanics that the Company described in the March Proxy Statement.

We will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at an extraordinary general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own a substantial percentage of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

By approving the Extension Amendment Proposal, the Company’s shareholders have authorized the Company to (i) remove from the trust account an amount equal to the number of public shares properly redeemed multiplied by the per share price, equal to the aggregate amount then on deposit in the trust account as of two business days prior to such approval, including any interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares and (ii) deliver to the holders of such redeemed public shares their portion of the amount removed from the trust account. The remainder of such funds shall remain in the trust account and be available for use by the Company to complete the business combination on or before the extended De-SPAC Deadline of October 5, 2023. Public shareholders who do not redeem their public shares will retain their redemption rights and their ability to vote on the business combination through October 5, 2023.

Our amended and restated memorandum and articles of association and the terms of the Merger Agreement provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination

Our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering (1,725,000 shares) could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, given the closing condition in the Merger Agreement that we have a minimum amount of cash on hand. We may waive this restriction in our sole discretion. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, private placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with redemption rights

To exercise their redemption rights, our public shareholders must deliver or tender their shares (and share certificate(s) (if any) and other redemption forms) to the company’s transfer agent at least two business days prior to the vote on the proposal to approve the business combination. Public shareholders may tender their shares by either delivering or tendering their shares (and share certificate(s) (if any) and other redemption forms) to the transfer agent or by delivering or tendering their shares electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system. Shareholders holding their shares in street name will need to instruct their bank, broker or other nominee to withdraw the shares from their account in order to exercise their redemption rights. A final proxy statement will be mailed to public shareholders at least 5 days prior to the shareholder vote. However, we expect that a draft proxy statement will be made available to such shareholders well in advance of such time, providing additional notice of redemption. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder would then have an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. In the case of our Company, the requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request of a public shareholder of the Company to redeem such shares, once made, may be withdrawn at any time up to the date of the extraordinary general meeting set forth in our proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides, prior to the applicable deadline, not to elect to exercise such rights, such holder may simply request that the transfer agent return its certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination with Cognos is not completed, we may continue to try to complete a business combination with a different target company until the De-SPAC Deadline.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only until the De-SPAC Deadline to complete our initial business combination. If we are unable to complete our initial business combination by such De-SPAC Deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (including interest), less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination by the De-SPAC Deadline.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by the De-SPAC Deadline. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the De-SPAC Deadline.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the De-SPAC Deadline or (ii) modify certain other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination by the De-SPAC Deadline, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $47,373 held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request that the trustee release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be at least $10.10 and, based on the Company’s current estimates (as further described in the March Proxy Statement), as of the extraordinary general meeting of our shareholders held on April 3, 2023, the per share price at which the public shares may be redeemed was approximately $10.87. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.87 or even substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Cognos has agreed to such a waiver pursuant to the terms of the Merger Agreement. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we have engaged or expect to engage in the future are vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses, including Cognos.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Cognos has agreed to such a waiver pursuant to the terms of the Merger Agreement. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to the amounts held outside the trust account ($47,373 as of December 31, 2022), with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by the De-SPAC Deadline, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. We have decided to seek shareholder approval in connection with our initial business combination, and a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote, as we did in connection with the extraordinary general meeting in lieu of the 2022 Annual Meeting of Shareholders held by the Company on October 4, 2022 and as we did in connection with the extraordinary general meeting as described in the March Proxy Statement. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at an extraordinary general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described therein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at an extraordinary general meeting in favor of the business combination;

●	if our initial business combination is not consummated by the De-SPAC Deadline, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, which we have decided to do for business and other reasons, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at an extraordinary general meeting in favor of the business combination.

Conflicts of interest

Each of our directors and officers presently has, and in the future any of our directors and our officers may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be voided. A director shall be at liberty to vote in respect of any contract or transaction in which he or she is interested, provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition to our sponsor, members of our management team may directly or indirectly own our ordinary shares and/or private placement units following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business, including Cognos, is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Section 2.4(c)(vi) of the Merger Agreement will require certain directors and officers of the Company to resign or be removed from office upon the consummation of the business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations have been limited to searching for a prospective target business to acquire, and will remain so limited if the initial business combination with Cognos is not consummated and we decide to pursue an alternative initial business combination, the only third parties we have engaged or will engage are vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have two (2) officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs to complete our initial business combination. The amount of time that our officers or any other members of our management team have devoted in any time period to our matters has varied based on whether a target business was selected for our initial business combination and the current stage of the business combination process, and such amount of time will continue to vary based on such factors in the future.

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

We will provide our shareholders with audited financial statements of Cognos as part of the proxy solicitation materials sent to shareholders to assist them in assessing Cognos’ business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB.

We are required by the Sarbanes-Oxley Act to evaluate our internal control procedures for the fiscal year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. Cognos may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal controls of Cognos to achieve compliance with the Sarbanes-Oxley Act, if necessary, may increase the time and costs necessary to complete our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and references herein to such term shall have the meaning associated with such term in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue;

●	we may not be able to consummate the proposed initial business combination with Cognos on our expected timeframe or at all;

●	our expectations around the performance of Cognos may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders could have limited liquidity and trading opportunities;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with Cognos may be negatively affected by Cognos’ lack of an established record of revenue, cash flows and experienced management;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target, including Cognos, is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	uncertainty concerning the applicability of the Investment Company Act to a SPAC (as further described in the March Proxy Statement);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	our ability to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	if the funds held outside of our trust account are insufficient to allow us to operate until the De-SPAC Deadline, our ability to complete an initial business combination may be adversely affected; and

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by the De-SPAC Deadline.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our Registration Statement, our Quarterly Reports on Form 10-Q, and our Definitive Proxy Statements on Schedule 14A (including the March Proxy Statement), each of which is filed with the SEC, and the corresponding “Risk Factors” section which will be contained in the proxy materials we file with the SEC and disseminate in connection with the approval of our initial business combination with Cognos.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 7244 Carrizo Drive, La Jolla, CA 92037. We have entered into an Administrative Services Agreement pursuant to which we pay our sponsor a total of $10,000 per month for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

On May 18, 2023, there were two holders of record of our public units, one holder of record of ordinary shares and one holder of record of our rights.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

On April 5, 2021, subsequent to the filing of the Registration Statement, the Company consummated its initial public offering of 10,000,000 public units. On April 14, 2021, the underwriters exercised their over-allotment option in full and purchased 1,500,000 public units. Each unit consists of one public share and one public right, with each public right entitling the holder thereof to receive one-tenth of one ordinary share upon completion of our initial business combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000. Chardan acted as bookrunner and representative of the underwriters of the initial public offering.

A total of $116,150,000 of the proceeds from the initial public offering (which amount includes $4,025,000 of the underwriters’ deferred discount) and the sale of the private placement units was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury securities with a maturity of 185 days or less or in money market funds investing primarily in U.S. government treasury securities and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, in order to mitigate the risk that the Company could be deemed to be operating as an unregistered investment company under the Investment Company Act of 1940, as amended (as further described in the March Proxy Statement), the Company has decided to instruct Continental to liquidate the Company’s investments in money market funds invested primarily in U.S. government treasury securities and thereafter to hold all funds in the trust account in cash or in U.S. government treasury securities until the earlier of consummation of the initial business combination or the Company’s liquidation.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, including the section of this Report titled “Risk Factors” as well as the sections titled “Risk Factors” contained in our Registration Statement, our Quarterly Reports on Form 10-Q, and our Definitive Proxy Statements on Schedule 14A (including the March Proxy Statement), each of which is filed with the SEC, and the corresponding “Risk Factors” section which will be contained in the proxy materials we file with the SEC and disseminate in connection with the approval of our initial business combination with Cognos.

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

Overview

We are a blank check company incorporated in the Cayman Islands on October 28, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination with Cognos using cash derived from the proceeds of our initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, activities necessary to prepare for our initial public offering, described below, and subsequent to our initial public offering, activities related to identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as in connection with due diligence related to our initial business combination.

For the year ended December 31, 2022, we had a net loss of $1,208,280, which consisted of $2,047,534 of operating and formation costs offset by interest earned on our marketable securities held in the trust account of $839,254.

For the year ended December 31, 2021, we had a net loss of $710,157 which consisted of $717,764 of operating and formation costs offset by interest earned on our marketable securities held in the trust account of $7,607.

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

For the year ended December 31, 2022, net cash used in operating activities was $1,257,161. Net loss of $1,208,280 was affected by interest earned on marketable securities held in the trust account of $839,254. Changes in operating assets and liabilities provided $790,373 of cash for operating activities.

For the year ended December 31, 2021, net cash used in operating activities was $562,780. Net loss of $710,157 was affected by interest earned on marketable securities held in the trust account of $7,607. Changes in operating assets and liabilities provided $154,984 of cash for operating activities.

As of December 31, 2022, we had cash of $47,373. We intend to use the funds held outside the trust account primarily to complete our initial business combination with Cognos.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to (except as described below), loan us funds as may be required. If we complete a business combination, we will repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the combined company at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a business combination, without interest.

On October 27, 2021, our sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, which was the current De-SPAC Deadline at the time. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If we do not consummate a business combination, all amounts loaned to us will be forgiven except to the extent that we have funds available outside of the trust account to repay such loans.

If our estimate of the costs associated with sourcing, negotiating, and consummating our initial business combination prove to be inaccurate, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

To the extent we need to raise additional funds to operate our business, the Company’s management believes that our sponsor will provide working capital loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a business combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the date of issuance of the Company’s financial statements if the initial business combination with Cognos is not consummated. The financial statements do not include any adjustments related to recovery of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, systemic bank failures, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, geopolitical instability, such as the military conflict in the Ukraine, and the possibility that we may not be able to consummate the proposed initial business combination with Cognos. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the proposed initial business combination with Cognos. Please refer to the section of this Report titled “Risk Factors” as well as the sections titled “Risk Factors” contained in our Registration Statement, our Quarterly Reports on Form 10-Q, and our Definitive Proxy Statements on Schedule 14A (including the March Proxy Statement), each of which is filed with the SEC, and the corresponding “Risk Factors” section which will be contained in the proxy materials we file with the SEC and disseminate in connection with the approval of our initial business combination with Cognos.

In addition, we may not be able complete the business combination should the business combination become subject to review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”). If CFIUS or another U.S. government entity elects to review the business combination, the time necessary to complete such review or a decision to prohibit the business combination could prevent us from completing the business combination and require us to liquidate.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury securities with a maturity of 185 days or less or in certain money market funds that invest primarily in U.S. government treasury securities. However, in order to mitigate the risk that the Company could be deemed to be operating as an unregistered investment company under the Investment Company Act of 1940, as amended, the Company has decided to instruct Continental to liquidate the Company’s investments in money market funds invested primarily in U.S. government treasury securities and thereafter to hold all funds in the trust account in cash or in U.S. government treasury securities until the earlier of consummation of the initial business combination or the Company’s liquidation. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Because of the material weakness described above, our management believes that, as of December 31, 2022, our internal control over financial reporting was not effective based on those criteria.

This Report does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On May 24, 2023, the Company received a second notification from Nasdaq that it was in violation of a Nasdaq continued listing requirement for its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The notification provided that the Company had until June 20, 2023 to submit a plan to regain compliance with this continued listing requirement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Henry Monzon	49	Chairman and Chief Executive Officer
Ka Seng (Thomas) Ao	34	Director and Chief Financial Officer
Simon Choi	62	Director
Kashan Zaheer Piracha	45	Director
Derek Yiyi Feng	56	Director
Ka Lok (Ivan) Wong	46	Director
Giuseppe Mangiacotti	35	Director

The experience of our directors and executive officers is as follows:

Henry Monzon has served as our Chairman and Chief Executive Officer since inception. Mr. Monzon has served as Chairman, Chief Executive Officer & Co-Founder of Katena Computing Technologies, a bitcoin technology company backed by Jaan Tallinn (co-founder of Skype) and executives of Qualcomm Incorporated (NASDAQ: QCOM), since January 2020. Since May 2020, Mr. Monzon also served as the Chief Financial Officer of Luminous Computing, a moonshot artificial intelligence technology company, prior to which he served as an advisor to the company from October 2019 to May 2020. Luminous’ investors include Luke Nosek of Gigafund and Ali Partovi of Neo and has recently completed a significant Series-A round with $100 million committed. Prior to Luminous and Katena, Mr. Monzon served, from March 2018 to March 2019, as the Chief Revenue Officer of Bitfury Group, a European-based blockchain technology company. Mr. Monzon led significant revenue growth in 2018 during his tenure as Chief Revenue Officer at Bitfury. While there, Mr. Monzon led the strategic re-positioning of the company in order to serve institutional investors and oversaw various bitcoin data center operations in North America, Iceland, Norway, Georgia and Central Asia. In North America, Mr. Monzon supported the expansion of Hut 8 mining, one of the largest publicly listed Bitcoin mining companies in the world (TSX: HUT), with close to 1000 Petahash of production in more than 100MW operations. From January 2017 to August 2019, Mr. Monzon served as Strategic Partner of Hyperloop Transportation Technologies, Inc., a transportation and technology company. From 1998 to 2017, Mr. Monzon held various roles at Qualcomm, including engineering, program and product management, and executive business development roles. Mr. Monzon led the adoption and growth of Qualcomm’s Snapdragon chipsets with global customers and partners in Long Term Evolution (LTE) ecosystem such as Original Equipment Manufacturers (OEM), Original Design Manufacturer’s (ODM), retailers and technology partners in various regions including in North America, Latin America, Europe and Asia. Mr. Monzon received a Bachelor of Science in Electrical Engineering, cum laude, from Florida Atlantic University and Executive Education from Wharton and Stanford. Mr. Monzon is well qualified to serve as our director due to his deep industry expertise in blockchain, bitcoin mining and artificial intelligence ecosystems.

Ka Seng (Thomas) Ao has served as our Chief Financial Officer and a Director since inception. Mr. Ao has extensive experience with M&A transactions and financial leasing. Mr. Ao has served as the Chief Executive Officer of MCL Financial Leasing, a provider of financial leasing services for bitcoin mining facilities, since January 2020. MCL Financial Leasing works closely with mining hardware manufacturers including Bitmain, MicroBT and Canaan (NASDAQ: CAN). Since September 2018, Mr. Ao has served as the director of Mindfulness Capital, a venture capital fund that focuses on early stage technology companies. From January 2016 to September 2018, Mr. Ao served as Vice President of HF Venture, an asset management firm that manages M&A funds for multiple listed companies in the industrial sector including Kingsignal Technology Co Ltd (SHE: 300252) and Anhui Zhongding Sealing Parts Co., Ltd. (SHE: 000887). From October 2010 to December 2015, Mr. Ao served as Vice President of Auone Electronic, a thermostats manufacturer that supplies Fortune 500 brands including Panasonic (OTCMKTS: PCRFF), Philips, and Schneider Electric (OTCMKTS: SBGSF). Mr. Ao received a Bachelor of Arts in Philosophy from the University of Southern California and received an MBA from Yonsei University. We believe Mr. Ao is well qualified to serve as our director due to his extensive experience in the financial industry.

Kashan Piracha has served as one of our independent directors since March 29, 2021. Mr. Piracha has 24 years of experience in the tech industry. Mr. Piracha has held various roles at Qualcomm (NASDAQ: QCOM) since 1997. Currently Mr. Piracha is a Senior Director of Product Management playing an integral role in deployment of Qualcomm’s 5G mobile technology in various regions across the globe with special emphasis in Europe, the Middle East and South East Asia. Prior to Mr. Piracha’s role as Senior Director of Product Management, he led Qualcomm’s mobile chipset partnerships and alignment with key global mobile network vendors. In this capacity Mr. Piracha initiated and built essential partnerships for Qualcomm with the leading network providers in the world and spearheaded the deployments of 3G and 4G mobile technologies with these partners. Mr. Piracha has also held roles at Qualcomm in Program Management as well as Engineering. Mr. Piracha holds a Bachelor of Science in Electrical Engineering from the University of Michigan — Ann Arbor. We believe Mr. Piracha is well qualified to serve as our director due to his extensive experience in the semiconductor industry.

Simon Choi has served as one of our independent directors since December 16, 2021. Mr. Choi, has more than 30 years of international management experience. Mr. Choi has served as the head of the international department of Guangdong Liangma law firm since May 2018. Mr. Choi was the general counsel of TCL Multimedia, heading its global legal centre from February 2005 to November 2014. Mr. Choi served as a senior lecturer at the Hong Kong Polytechnic University from October 2001 to July 2006, at the Hong Kong Baptist University from October 1989 to July 2005, and at the Open University of Hong Kong from October 1998 to July 2005. Mr. Choi is the independent non-executive director of Boyaa Interactive International Limited, China Wan Tong Yuan (Holdings) Limited and an executive director for Imperium Financial Group Limited. Mr. Choi was appointed as an adjunct professor of law by Zhongnan University of Economics and Law from June 2013 to June 2017. Mr. Choi holds an LL.B. from the Peking University Law School and an LL.M. from the University of London.

Derek Yiyi Feng has served as one of our independent directors since January 10, 2022. Mr. Feng has served, from January 2019 to May 2020, as the Chief Executive Officer of Bright Scholar Education Holdings Ltd. (NYSE: BEDU), an education company headquartered in China with K-12 schools worldwide. Prior to joining Bright Scholar, from January 2017 to December 2018, Mr. Feng served as co-founder of Kidsmile Dental, a chain of premium children orthodontics clinics in China. From October 2014 to October 2016, Mr. Feng served as the Chief Executive Officer of Global Education & Technology Group. From December 2011 to September 2014, Mr. Feng served as Chairman and Interim Chief Executive Officer of ChinaCast Education Corporation, an education and e-learning service provider. From October 2007 to April 2011, Mr. Feng served as the Executive Vice President, Strategy, Planning and Operations at Knowledge Universe, Inc. Prior to joining Knowledge Universe, Mr. Feng spent eight years at the General Electric Company (NYSE: GE) in the United States. Mr. Feng received a Bachelor of Arts in Industrial Automation from Tsinghua University and an MBA from the University of California, Los Angeles.

Ka Lok (Ivan) Wong has served as one of our independent directors since January 10, 2022. Mr. Wong has served, since May 2013, as the Managing Director of Wyndham Capital, a wholly owned subsidiary of Peterson Group, a private Hong Kong based family office with a portfolio of investments including special situation, private equity, and structured finance investments, as well as property investments in Asia, Europe and North America. Mr. Wong is responsible for the group’s alternative investments globally and across all asset classes. From June 2011 to May 2013, Mr. Wong served as an investment professional with ICBC International Holdings Limited, the principal investment arm of Industrial and Commercial Bank of China (ICBC) in Hong Kong. From November 2007 to June 2011, Mr. Wong served as an investment manager for Argyle Street Management Limited, an Asia based hedge fund. Mr. Wong is a member of the American Institute of Certified Public Accountants. Mr. Wong received a B.B.A. with a concentration in Financial Engineering from the Chinese University of Hong Kong.

Giuseppe Mangiacotti has served as one of our independent directors since January 10, 2022. Mr. Mangiacotti has over ten years of experience working in finance with multi-national public corporations. Since November 2019, Mr. Mangiacotti has served as a senior finance manager at Microsoft (NASDAQ: MSFT). From August 2017 to November 2019, Mr. Mangiacotti served as controller at Microsoft. From May 2016 to August 2016, Mr. Mangiacotti served as a senior financial analyst at Amazon (NASDAQ: AMZN). Prior to Amazon, Mr. Mangiacotti served as a senior financial analyst at Guess (NYSE: GES) from December 2010 to June 2015. Mr. Mangiacotti holds a Bachelor of Science from the University of Southern California and an MBA from Yale University.

Number, terms of office and appointment of officers and directors

Our board of directors consists of seven members. Each of our directors will hold office for a two-year term, and the appointment, removal or designation of any member of the board of directors prior to our initial business combination requires the unanimous approval of the managers of our sponsor. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Choi, Piracha and Feng serve as members of our audit committee and Mr. Choi serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Choi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review or peer review of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years with respect to one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by FASB, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete our initial business combination with Cognos. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director nominations

We do not have a standing nominating committee although we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Choi and Piracha. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination with Cognos, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during times when the board of directors is seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination with Cognos, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to, or waivers of, certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Available Information

The Company files annual, quarterly and current reports, and other information with the SEC. The SEC maintains an internet web site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file electronically with the SEC at http://www.sec.gov.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on March 31, 2021 through the earlier of the consummation of our initial business combination and our liquidation, pursuant to an Administrative Services Agreement, we pay our sponsor a total of $10,000 per month for office space and administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee also reviews, on a quarterly basis, all payments that are made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials that will be furnished to our shareholders in connection with the proposed business combination with Cognos. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the combined company will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee comprised solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. We will describe any such arrangements, to the extent they have been determined as of such time, in the proxy materials we file with the SEC and disseminate in connection with the approval of our initial business combination with Cognos. We are not party to any agreements with our officers or directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 25, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all of our executive officers and directors as a group.

In the table below, percentage beneficial ownership is based on shares outstanding, which reflects the number of our ordinary shares issued and outstanding as of April 25, 2023 plus the number of our units (each of which consists of one ordinary share and one right). However, under our charter, only our ordinary shares, not our units, are entitled to vote on the approval of the initial business combination, and so the beneficial ownership percentages reflected below are not directly correlative with the actual voting power of each person listed below with respect to our initial business combination.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Nocturne Sponsor, LLC (2) (3)	3,340,000	64.3%
Henry Monzon (4)	3,340,000	64.3%
Ka Seng (Thomas) Ao (2) (3)	3,340,000	64.3%
Simon Choi
Kashan Zaheer Piracha (4)
Derek Yiyi Feng
Ka Lok (Ivan) Wong
Giuseppe Mangiacotti

All officers and directors as a group (7 individuals) (2)	3,340,000	64.3%

683 Capital Partners, LP (5)	950,000	18.3%
Feis Equities LLC (9)	524,055	10.1%
Sea Otter Advisors LLC (8)	296,600	5.7%
Polar Asset Management Partners Inc. (6)	225,000	4.3%
Periscope Capital Inc. (7)	250,000	4.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 7244 Carrizo Drive, La Jolla, CA 92037.

(2)	Interests shown consist solely of founder shares, classified as ordinary shares, and the ordinary shares held as a constituent part of the private placement units acquired by the Sponsor in a private placement on March 14, 2021.

(3)	Ka Seng (Thomas) Ao, our Chief Financial Officer and a director, controls a managing member of our sponsor, and as such may be deemed to beneficially own shares held by our sponsor by virtue of his control over our Sponsor. Mr. Ao disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of any pecuniary interest in such shares.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on April 12, 2021, 950,000 ordinary shares were owned beneficially by 683 Capital Partners, LP (“LP”), and may be deemed beneficially owned by the investment manager of LP, 683 Capital Management, LLC and its managing member, Ari Zweiman. The principal business address of all such persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)	According to a Schedule 13G/A filed with the SEC on February 13, 2023, Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the ordinary shares directly held by PMSMF, and is deemed to beneficially own 225,000 ordinary shares. Polar Asset Management Partners Inc. serves as the investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The business address of Polar Asset Management Partners Inc.is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	According to a Schedule 13G/A filed with the SEC on February 13, 2023, Periscope Capital Inc. (“Periscope”) may be deemed the beneficial owner of 250,000 ordinary shares, being the beneficial owner of 138,900 ordinary shares and acting as investment manager of, and exercising investment discretion with respect to, certain private investment funds that collectively directly own 111,100 ordinary shares. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(8)	According to a Schedule 13G filed with the SEC on January 13, 2023, Sea Otter Advisors LLC (“Sea Otter”) may be deemed the beneficial owner of 296,600 ordinary shares. Sea Otter serves as the investment advisor to Sea Otter Trading LLC. The business address of Sea Otter is 107 Grand Street, 7th Floor, New York, New York 10013.

(9)	According to a Schedule 13G/A filed with the SEC on February 6, 2023, Feis Equities LLC and Lawrence Feis beneficially own 524,055 ordinary shares. The business address for each such persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In November 2020, our sponsor paid $25,000, or approximately $0.009 per share to cover certain of our offering and formation costs in consideration for 2,875,000 founder shares. In addition, our sponsor purchased an aggregate of 465,000 private placement units at a price of $10.00 per unit ($4,650,000 in the aggregate) in a private placement. The private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

As more fully discussed in “Management—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review, on a quarterly basis, all payments that were made to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses, and the amount of such expenses, that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We entered into an Administrative Services Agreement with our sponsor pursuant to which we pay a total of $10,000 per month for office space and administrative and support services to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Prior to our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. As of December 31, 2020, we had borrowed $93,100 under the promissory note with our sponsor. The note was repaid in full at the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 ($0.10 per unit), on or prior to the applicable deadline. As disclosed in the Forms 8-K filed on April 5, 2022 and July 5, 2022, our sponsor or its affiliates or designees made each of these two deposits, enabling the extension of the initial business combination period to 18 months. These payments were made in the form of non-interest-bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation materials furnished to them. It is unlikely the amount of such compensation will be known at the time of the extraordinary general meeting held to consider our initial business combination with Cognos, as it will be up to the directors of the combined company to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units and units issued upon conversion of working capital loans (if any) and extension loans, including the loans evidenced by the First Extension Note and Second Extension Note.

We entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related party policy

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed a copy of our form of Code of Ethics as an exhibit to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to, or waivers of, certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view (and we have obtained such an opinion, from Newbridge Securities Corporation, effective as of October 26, 2022). Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month, until the earlier of the consummation of the initial business combination and the Company’s liquidation, for office space, utilities and secretarial and administrative support;

●	Reimbursement may be made for certain out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

Our audit committee reviews on a quarterly basis, all payments that are made to our sponsor, officers or directors, or our or their affiliates.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the year ended December 31, 2021 totaled $87,818 and $86,520, respectively. The foregoing amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and the year ended December 31, 2021.

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

NOCTURNE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Nocturne Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nocturne Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination by October 5, 2023, and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. If the Company is unable to complete a business combination by the close of business on October 5, 2023, the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, TX

May 26, 2023

NOCTURNE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$47,373	$384,505
Prepaid expenses	71,700	107,200
Total current assets	119,073	491,705

Marketable securities held in Trust Account	21,100,382	116,157,607
TOTAL ASSETS	$21,219,455	$116,649,312

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,017,057	$262,184
Advance from related party	1,040,050	—
Promissory note - related party	2,579,979	—
Total current liabilities	4,637,086	262,184

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	8,662,086	4,287,184

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 1,984,080 and 11,500,000 shares issued and outstanding at $10.63 and $10.10 per share redemption value as of December 31, 2022 and 2021, respectively	21,100,382	116,157,607

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 1,984,080 and 11,500,000 shares subject to redemption) as of December 31, 2022 and 2021, respectively	334	334
Additional paid-in capital	—	—
Accumulated deficit	(8,543,347)	(3,795,813)
Total Shareholders’ Deficit	(8,543,013)	(3,795,479)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$21,219,455	$116,649,312

The accompanying notes are an integral part of the consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Operating and formation costs	$2,047,534	$717,764
Loss from operations	(2,047,534)	(717,764)

Other income:
Interest earned on marketable securities held in Trust Account	839,254	7,607
Total other income	839,254	7,607

Net loss	$(1,208,280)	$(710,157)

Weighted average shares outstanding, Ordinary shares	8,901,159	11,581,616
Basic and diluted net loss per share, Ordinary shares	$(0.14)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	2,875,000	$288	$24,712	$(5,600)	$19,400

Sale of 465,000 Private Placement Units	465,000	46	4,649,954	—	4,650,000

Offering costs allocated to Private Placement Units	—	—	(22,234)	—	(22,234)

Remeasurement of ordinary shares to redemption amount	—	—	(4,652,432)	(3,080,056)	(7,732,488)

Net loss	—	—	—	(710,157)	(710,157)

Balance – December 31, 2021	3,340,000	334	—	(3,795,813)	(3,795,479)

Remeasurement of ordinary shares to redemption amount	—	—	—	(3,539,254)	(3,539,254)

Net loss	—	—	—	(1,208,280)	(1,208,280)

Balance – December 31, 2022	3,340,000	$334	$—	$(8,543,347)	$(8,543,013)

The accompanying notes are an integral part of the consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(1,208,280)	$(710,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	—
Interest earned on marketable securities held in Trust Account	(839,254)	(7,607)
Changes in operating assets and liabilities:
Prepaid expenses	35,500	(107,200)
Accounts payable and accrued expenses	754,873	262,184
Net cash used in operating activities	(1,257,161)	(562,780)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,700,000)	(116,150,000)
Cash withdrawn from Trust Account in connection with redemption	98,596,479	—
Net cash provided by (used in) investing activities	95,896,479	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	113,000,000
Proceeds from sale of Private Placement Units	—	4,650,000
Proceeds from promissory note – related party and Advances from related party	3,620,029	153,319
Repayment of promissory note – related party	—	(246,419)
Payment of offering costs	—	(459,615)
Redemption of ordinary shares	(98,596,479)	—
Net cash (used in) provided by financing activities	(94,976,450)	117,097,285

Net Change in Cash	(337,132)	384,505
Cash – Beginning	384,505	—
Cash – Ending	$47,373	$384,505

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$116,150,000
Change in value of ordinary shares subject to possible redemption	$3,539,254	$7,607
Deferred underwriting fee payable	$—	$4,025,000

The accompanying notes are an integral part of the consolidated financial statements.

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

On December 30, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nocturne Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nocturne (“Merger Sub”), and Cognos Therapeutics, Inc., a Delaware corporation (“Cognos”), with respect to a proposed initial business combination which would involve a domestication of Nocturne as a Delaware corporation, in connection with which Nocturne would also change its name to “Cognos Therapeutics Holdings, Inc.”, followed by a merger of Merger Sub with and into Cognos (the “Merger”), with Cognos continuing as the surviving entity and a wholly owned subsidiary of Nocturne.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on April 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. In order to mitigate the risk that the Company could be deemed to be operating as an unregistered investment company under the Investment Company Act of 1940, as amended (as further described in the March Proxy Statement), the Company has instructed Continental to liquidate the Company’s investments in money market funds invested primarily in U.S. government treasury securities and thereafter to hold all funds in the trust account in cash or in U.S. government treasury securities.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination with Cognos successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination with Cognos if the combined company owns or acquires 50% or more of the issued and outstanding voting securities of Cognos or otherwise acquires a controlling interest in Cognos sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company expects to provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination with Cognos in connection with a shareholder meeting called to approve the Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination and after payment of underwriters’ fees and commissions; furthermore, because the Company has decided to seek shareholder approval in connection with a Business Combination with Cognos, it must receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at an extraordinary general meeting of the Company, to proceed with the Business Combination. the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4), and any Public Shares purchased in or after the Initial Public Offering in favor of approving the Business Combination with Cognos and to waive its redemption rights with respect to any such shares in connection with the shareholder vote to approve the Business Combination with Cognos. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares irrespective of whether he, she or it votes for or against a Business Combination.

Notwithstanding the foregoing, because the Company has decided to not conduct redemptions pursuant to the tender offer rules in connection with shareholder approval of the Business Combination, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

The Company will have until the De-SPAC Deadline, currently October 5, 2023 (such period ending on the De-SPAC Deadline, as the same may be extended as further described in the March Proxy Statement, the “Combination Period”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest income earned (less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of income which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Cognos has agreed to such a waiver pursuant to the terms of the Merger Agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 virus, its variants, and any similar virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

The Company is subject to other risks and uncertainties, such as risks relating to rising interest rates and systemic bank failures in the United States and the possibility that the Company will not be able to consummate the proposed initial business combination with Cognos, as further described in the sections titled “Risk Factors” contained in our Registration Statement, our Quarterly Reports on Form 10-Q, and our Definitive Proxy Statements on Schedule 14A (including the March Proxy Statement), each of which is filed with the SEC, and the corresponding “Risk Factors” section which will be contained in the proxy materials we file with the SEC and disseminate in connection with the approval of our initial business combination with Cognos.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $0.05 million in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

On October 27, 2021, our Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, which was the current De-SPAC Deadline at the time (but which was subsequently extended, as further described below). The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Certificate of Incorporation, the Company has until the De-SPAC Deadline to consummate a Business Combination. If a Business Combination is not consummated by the De-SPAC Deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before October 5, 2023, the current De-SPAC Deadline (subject to any applicable extensions), it is uncertain that the Company will be able to consummate a Business Combination in time. This uncertainty and the Company’s current liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the De-SPAC Deadline.

Extension of the De-SPAC Deadline

As of the last day of the year ended December 31, 2022, the De-SPAC Deadline specified in the Company’s amended and restated memorandum and articles of association, after giving effect to all prior extensions, was April 5, 2023. However, on April 3, 2023, the Company held an extraordinary general meeting of its shareholders to consider the Extension Amendment Proposal (as further described in the March Proxy Statement). The Extension Amendment Proposal was approved by the Company’s shareholders in order to allow the Company more time to complete its initial business combination with Cognos and, accordingly, the Company's amended and restated memorandum and articles of association were amended to further extend the De-SPAC Deadline (as further described in the March Proxy Statement). Currently, the Company’s De-SPAC Deadline is October 5, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

However, in order to mitigate the risk that the Company could be deemed to be operating as an unregistered investment company under the Investment Company Act of 1940, as amended, the Company has decided to instruct Continental to liquidate the Company’s investments in money market funds invested primarily in U.S. government treasury securities and thereafter to hold all funds in the trust account in cash or in U.S. government treasury securities until the earlier of consummation of the initial business combination or the Company’s liquidation.

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

In connection with the extraordinary general meeting in lieu of the 2022 Annual Meeting of Shareholders held by the Company on October 4, 2022, shareholders holding 9,515,920 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account.

Accordingly, at December 31, 2022 and 2021, 1,984,080 and 11,500,000 ordinary shares subject to possible redemption are presented at $10.63 and $10.10 redemption value, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Ordinary shares issuance costs	(6,574,881)
Plus:
Remeasurement of carrying value to redemption value	7,732,488
Ordinary shares subject to possible redemption, December 31, 2021	116,157,607
Less:
Redemption of Ordinary shares	(98,596,479)
Plus:
Remeasurement of carrying value to redemption value	3,539,254
Ordinary shares subject to possible redemption, December 31, 2022	$21,100,382

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will not be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

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

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement, which rights may convert into 1,196,500 ordinary shares, because the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2022	2021
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(1,208,280)	$(710,157)
Denominator:
Basic and diluted weighted average shares outstanding	8,901,159	11,581,616
Basic and diluted net loss per ordinary share	$(0.14)	$(0.06)

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services. For the year ended December 31, 2021, the Company incurred $90,000 in fees for these services. The accrued balance of these fees totaled $210,000 and $90,000 as of December 31, 2022 and 2021, respectively.

Promissory Note — Related Party

On November 16, 2020, the Company issued to the Sponsor an unsecured promissory note (the “Promissory Note”) pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid in its entirety at the closing of the Initial Public Offering. Borrowings are no longer available under the Promissory Note.

On April 5, 2022, the Company issued a $1,150,000 promissory note (the “First Extension Note”) to Mindfulness Capital Management Limited, a Cayman Islands exempted company (“Mindfulness”), in consideration for $1,150,000 being deposited in the Trust Account (the “First Extension Payment”) for the purpose of extending the Combination Period to July 5, 2022 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under the Company’s governing documents before they were amended to allow for additional extensions. The First Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

On July 5, 2022, an aggregate of $1,150,000 (the “Second Extension Payment”) was deposited by Mindfulness into the Trust Account for the public shareholders, representing $0.10 per public share, to enable the Company to extend the period of time it has to consummate its initial Business Combination by three months, from July 5, 2022 to October 5, 2022 (the “Second Extension”). The Second Extension is the second of the two three-month extensions permitted under the Company’s governing documents before they were amended to allow for additional extensions. In connection with the Second Extension Payment and Second Extension, on July 5, 2022, the Company issued to Mindfulness an unsecured promissory note (the “Second Extension Note”) having a principal amount equal to the amount of the Second Extension Payment. The Second Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

On July 6, 2022, the Company issued a $280,000 promissory note (the “Third Note” and, together with the Promissory Note, the First Extension Note, and the Second Extension Note, the “Promissory Notes”) to Mindfulness. The Third Note is non-interest bearing and due upon the earlier of the consummation of the Business Combination or the date of Company’s liquidation.

As of December 31, 2022 and 2021, the Company had outstanding balances of $2,579,979 and $0, respectively, under the Promissory Notes. It is expected that the Company may issue additional instruments similar to the Promissory Notes in connection with any potential additional extensions of the De-SPAC Deadline, as further described in the March Proxy Statement and the Company’s other filings with the SEC.

Advances from Related Party

The Sponsor advanced the Company $1,040,050 as of December 31, 2022 for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans; but, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the combined company at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, the which was the current De-SPAC Deadline at the time. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of December 31, 2022 and 2021, there were no loans issued under this commitment.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotment at the Initial Public Offering price, less the underwriter discounts and commissions. On April 14, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 1,500,000 Units at a price of $10.00 per Unit.

Consulting Agreement

In January 2021, the Company entered into a consulting arrangement for investor relations and other consulting services. The agreement provided for an up-front fee of $10,000, which was paid at the closing of the Initial Public Offering, and an aggregate fee of $100,000 payable upon completion of a Business Combination (the “Success Fee”). A total of 50% of the Success Fee, or 50,000, is payable if the agreement is terminated prior to the initial Business Combination. For the year ended December 31, 2022, the Company did not incur any fees for these services. For the year ended December 31, 2021, the Company incurred $50,000 in such fees, which is included in accrued expenses as of December 31, 2021.

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help identify potential target businesses, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination with Cognos or with another target business.

Right of First Refusal

Subject to certain conditions, the Company will grant Chardan, for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the Registration Statement.

Merger Agreement

On December 30, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nocturne Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Cognos Therapeutics, Inc., a Delaware corporation (“Cognos”), with respect to a proposed initial business combination which would involve a domestication of the Company as a Delaware corporation, in connection with which the Company would also change its name to “Cognos Therapeutics Holdings, Inc.”, followed by a merger of Merger Sub with and into Cognos (the “Merger”), with Cognos continuing as the surviving entity and a wholly owned subsidiary of the Company.

In consideration for and in connection with the Merger, the current holders of shares of Cognos’ common stock, par value $0.0001 per share, will have their shares canceled and converted into the right to receive a certain number of shares of common stock of Nocturne (which will at the relevant time be a Delaware corporation) as provided for in the Merger Agreement. The Company intends to call an extraordinary general meeting of the holders of its ordinary shares, par value $0.0001 per share, to seek shareholder approval of the Company Shareholder Voting Matters (as defined in the Merger Agreement), including the Merger.

Pursuant to the Merger Agreement, (i) the Company will domesticate as a Delaware corporation and de-register as a Cayman Islands exempted company (the “Domestication”) and (ii) Merger Sub will merge with and into Cognos with Cognos continuing as the surviving entity and a wholly owned subsidiary of Nocturne (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the Domestication, the Company will change its name to “Cognos Therapeutics Holdings, Inc.” We refer to the Company following the Business Combination as “Cognos Therapeutics.”

As a result of the Domestication, each issued and outstanding ordinary share of the Company will be converted into an equal number of shares of common stock of Cognos Therapeutics, par value $0.0001 per share (“Cognos Therapeutics Common Stock”), and each right to receive ordinary shares of the Company (each, a “Right”) will convert into the right to receive one-tenth (1/10) of one share of Cognos Therapeutics Common Stock. At the closing of the Business Combination, each Right will receive one-tenth (1/10) of one share of Cognos Therapeutics Common Stock.

The Merger Agreement contains customary representations and warranties, covenants and indemnification provisions and is subject to customary closing conditions (including the receipt of shareholder approval at the Company extraordinary general meeting described above). The foregoing description of the Merger Agreement and the transactions and documents contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed with this Current Report on Form 8-K as Exhibit 2.1, and the terms of which are incorporated by reference herein.

In connection with the Business Combination, the Company’s sponsor, Nocturne Sponsor, LLC (the “Sponsor”), agreed to forfeit certain equity securities of the Company owned by it (collectively, the “Sponsor Shares”) under certain circumstances pursuant to the Sponsor Forfeiture Agreement, as further described below under “Sponsor Forfeiture Agreement.”

For additional information, refer to the Company’s Current Reports on Form 8-K, as filed with the SEC on January 4, 2023 and January 9, 2023, respectively.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 3,340,000 ordinary shares issued and outstanding, excluding 1,984,080 and 11,500,000 ordinary shares subject to possible redemption, respectively, which are presented as temporary equity.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$21,100,382	$116,157,607

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Notwithstanding the foregoing, as of the last day of the year ended December 31, 2022, the De-SPAC Deadline specified in the Company’s amended and restated memorandum and articles of association, after giving effect to all prior extensions, was April 5, 2023. However, on April 3, 2023, the Company held an extraordinary general meeting of its shareholders to consider the Extension Amendment Proposal (as further described in the March Proxy Statement). The Extension Amendment Proposal was approved by the Company’s shareholders in order to allow the Company more time to complete its initial business combination with Cognos and, accordingly, the Company's amended and restated memorandum and articles of association were amended to further extend the De-SPAC Deadline (as further described in the March Proxy Statement). Currently, the Company’s De-SPAC Deadline is October 5, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement between Company and Chardan Capital Markets, LLC(2)
2.1	Agreement and Plan of Merger, dated as of December 30, 2022(3)
3.1	Memorandum and Articles of Association dated October 28, 2020(1)
3.2	Amended and Restated Memorandum and Articles of Association(2)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Rights Certificate(1)
4.4	Rights Agreement Between Company and Continental Stock Transfer & Trust Company (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of November 16, 2020 Issued to Nocturne Sponsor, LLC(1)
10.2	Securities Subscription Agreement, Dated November 16, 2020 Between Company and Sponsor(1)
10.3	Letter Agreement Among Company, its Officers, and the Underwriters(2)
10.4	Investment Management Trust Agreement between Company and Continental(2)
10.5	Registration Rights Agreement Between Company and Sponsor(2)
10.6	Private Placement Units Purchase Agreement Between Company and Sponsor(2)
10.7	Administrative Services Agreement Between Company and Sponsor(2)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 23, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 5, 2021.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 4, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2023	Nocturne Acquisition Corporation

	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Henry Monzon	Chairman and Chief Executive Officer	May 26, 2023
Henry Monzon	(Principal Executive Officer)

/s/ Ka Seng (Thomas) Ao	Chief Financial Officer and Director	May 26, 2023
Ka Seng (Thomas) Ao	(Principal Financial and Accounting Officer)

/s/ Simon Choi	Director	May 26, 2023
Simon Choi

/s/ Kashan Zaheer Piracha	Director	May 26, 2023
Kashan Zaheer Piracha

/s/ Derek Yiyi Feng	Director	May 26, 2023
Derek Yiyi Feng

/s/ Ka Lok (Ivan) Wong	Director	May 26, 2023
Ka Lok (Ivan) Wong

/s/ Giuseppe Mangiacotti	Director	May 26, 2023
Giuseppe Mangiacotti