Form 10-Q
period 2023-03-31
Nocturne Acquisition Corp
filed 2023-06-23
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40259

NOCTURNE ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 25739

Santa Ana, CA 92799

(Address of principal executive offices)

(858) 375-8026

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

As of June 23, 2023, there were 5,191,416 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$11,563	$47,373
Prepaid expenses	61,950	71,700
Total current assets	73,513	119,073

Marketable securities held in Trust Account	21,577,042	21,100,382
TOTAL ASSETS	$21,650,555	$21,219,455

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,061,868	$1,017,057
Advance from related party	1,735,050	1,040,050
Promissory note - related party	2,579,979	2,579,979
Total current liabilities	5,376,897	4,637,086

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	9,401,897	8,662,086

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 1,984,080 shares issued and outstanding at $10.88 and $10.63 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	21,577,042	21,100,382

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 1,984,080 shares subject to redemption) as of March 31, 2023 and December 31, 2022	334	334
Additional paid-in capital	—	—
Accumulated deficit	(9,328,718)	(8,543,347)
Total Shareholders’ Deficit	(9,328,384)	(8,543,013)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$21,650,555	$21,219,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating costs	$585,321	$205,619
Loss from operations	(585,321)	(205,619)

Other income:
Income earned on marketable securities held in Trust Account	276,610	11,697
Total Other Income	276,610	11,697

Net loss	$(308,711)	$(193,922)

Weighted average shares outstanding, ordinary shares	5,324,080	14,840,000
Basic and diluted net loss per share, ordinary shares	$(0.06)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	3,340,000	$334	$—	$(8,543,347)	$(8,543,013)

Remeasurement for ordinary shares to redemption amount	—	—	—	(476,660)	(476,660)

Net loss	—	—	—	(308,711)	(308,711)

Balance – March 31, 2023	3,340,000	$334	$—	$(9,328,718)	$(9,328,384)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

Remeasurement for ordinary shares to redemption amount	—	—	—	(11,697)	(11,697)

Net loss	—	—	—	(193,922)	(193,922)

Balance – March 31, 2022	3,340,000	$334	$—	(4,001,432)	(4,001,098)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(308,711)	$(193,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(276,610)	(11,697)
Changes in operating assets and liabilities:
Prepaid expenses	9,750	(81,079)
Accounts payable and accrued expenses	44,811	5,486
Net cash used in operating activities	(530,760)	(281,212)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,050)	—
Net cash used in investing activities	(200,050)	—

Cash Flows from Financing Activities:
Advances from related party	695,000	—
Net cash provided by financing activities	695,000	—

Net Change in Cash	(35,810)	(281,212)
Cash – Beginning of period	47,373	384,505
Cash – End of period	$11,563	$103,293

Non-Cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to possible redemption	$476,660	$11,697

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On December 30, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nocturne Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Nocturne (“Merger Sub”), and Cognos Therapeutics, Inc., a Delaware corporation (“Cognos”), with respect to a proposed initial business combination which would involve a domestication of Nocturne as a Delaware corporation, in connection with which Nocturne would also change its name to “Cognos Therapeutics Holdings, Inc.”, followed by a merger of Merger Sub with and into Cognos (the “Merger”), with Cognos continuing as the surviving entity and a wholly-owned subsidiary of Nocturne.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from the marketable securities held in the Trust Account (as defined below).

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Notwithstanding the foregoing, the De-SPAC Deadline specified in the Company’s amended and restated memorandum and articles of association, after giving effect to all prior extensions, was April 5, 2023. However, on April 3, 2023, the Company held an extraordinary general meeting of its shareholders to consider the Extension Amendment Proposal (as further described in the March Proxy Statement). The Extension Amendment Proposal was approved by the Company’s shareholders in order to allow the Company more time to complete its initial business combination with Cognos and, accordingly, the Company's amended and restated memorandum and articles of association were amended to further extend the De-SPAC Deadline (as further described in the March Proxy Statement). Currently, the Company’s De-SPAC Deadline is October 5, 2023.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $12,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

On October 27, 2021, our Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, which was the then-current De-SPAC Deadline (but which was subsequently extended, as further described below). The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Extension of the De-SPAC Deadline

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, that are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on May 26, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs of $6,574,881 allocated to the Public Shares were initially charged to temporary equity and then accreted to ordinary shares subject to redemption. Furthermore, offering costs of $22,234 allocated to the Private Placement Units were charged to additional paid-in capital upon completion of the Initial Public Offering.

Marketable Securities Held in Trust Account

At March 31, 2023, and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Accordingly, at March 31, 2023 and December 31, 2022, 1,984,080 ordinary shares subject to possible redemption are presented at $10.88 and $10.63 redemption value, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2023, and December 31, 2022, the ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, January 1, 2022	$116,157,607
Less:
Redemption of Ordinary shares	(98,596,479)
Plus:
Remeasurement of carrying value to redemption value	3,539,254
Ordinary shares subject to possible redemption, December 31, 2022	$21,100,382
Plus:
Remeasurement of carrying value to redemption value	476,660
Ordinary shares subject to possible redemption, March 31, 2023	$21,577,042

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will not be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement, which rights may convert into 1,196,500 ordinary shares, because the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(308,711)	$(193,922)
Denominator:
Basic and diluted weighted average shares outstanding	5,324,080	14,840,000
Basic and diluted net loss per ordinary share	$(0.06)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, inclusive of 1,500,000 Units sold to underwriters on April 14, 2021, upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”). Each Public Right entitles the holder to receive one-tenth (1/10) of one ordinary share at the closing of a Business Combination (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closings of the Initial Public Offering and the sale over the Over-Allotment Units, the Sponsor purchased an aggregate of 465,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,650,000. Each Private Placement Unit consists of one ordinary share (“Private Placement Unit”) and one right (“Private Placement Right”). Each Private Placement Right entitles the holder to receive one-tenth (1/10) of one ordinary share at the closing of a Business Combination. A portion of the proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The accrued balance of these fees totaled $240,000 and $210,000 as of March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $2,579,979 under the Promissory Notes. It is expected that the Company may issue additional instruments similar to the Promissory Notes in connection with any potential additional extensions of the De-SPAC Deadline, as further described in the March Proxy Statement and the Company’s other filings with the SEC.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Advances from Related Party

The Sponsor advanced the Company $1,735,050 and $1,040,050 as of March 31, 2023 and December 31, 2022, respectively, for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans; but, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the combined company at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023, and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, the which was the then-current De-SPAC Deadline. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of March 31, 2023, and December 31, 2022, there were no loans issued under this commitment.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Merger Agreement

On December 30, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Nocturne Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Cognos Therapeutics, Inc., a Delaware corporation (“Cognos”), with respect to a proposed initial business combination which would involve a domestication of the Company as a Delaware corporation, in connection with which the Company would also change its name to “Cognos Therapeutics Holdings, Inc.”, followed by a merger of Merger Sub with and into Cognos (the “Merger”), with Cognos continuing as the surviving entity and a wholly-owned subsidiary of the Company.

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

Pursuant to the Merger Agreement, (i) the Company will domesticate as a Delaware corporation and de-register as a Cayman Islands exempted company (the “Domestication”) and (ii) Merger Sub will merge with and into Cognos with Cognos continuing as the surviving entity and a wholly-owned subsidiary of Nocturne (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the Domestication, the Company will change its name to “Cognos Therapeutics Holdings, Inc.” We refer to the Company following the Business Combination as “Cognos Therapeutics.”

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 3,340,000 ordinary shares issued and outstanding, excluding 1,984,080 ordinary shares subject to possible redemption, which are presented as temporary equity.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with a Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto was included in the unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination under which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration that the holders of ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a Public Right will be required to affirmatively convert its Public Rights in order to receive the one-tenth (1/10) share underlying each Public Right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the Public Right holder will be required to indicate its election to convert the Public Rights into underlying shares, as well as to return the original rights certificates to the Company.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023, and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$21,577,042	$21,100,382

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued and, other than described below, there were no other subsequent events identified that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 3, 2023, the Company held an extraordinary general meeting of its shareholders to consider the Extension Amendment Proposal (as further described in the March Proxy Statement). The Extension Amendment Proposal was approved by the Company’s shareholders in order to allow the Company more time to complete its initial business combination with Cognos and, accordingly, the Company's amended and restated memorandum and articles of association were amended to further extend the De-SPAC Deadline (as further described in the March Proxy Statement). Currently, the Company’s De-SPAC Deadline is October 5, 2023. In connection with the extraordinary general meeting, shareholders holding 132,664 public shares exercised their right to redeem their shares for a prorate portion of the funds in the Trust Account.

On April 21, 2023 and May 24, 2023 respectively, the Company received a notification from Nasdaq that it was in violation of a Nasdaq continued listing requirement as it had failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). The notification provided that the Company had until June 20, 2023 to submit a plan to regain compliance with this continued listing requirement. The Company filed its Form 10-K on May 26, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nocturne Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Nocturne Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023, were organizational activities, activities necessary to prepare for our initial public offering, described below, and subsequent to our initial public offering, activities related to identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as in connection with due diligence related to our initial business combination.

For the three months ended March 31, 2023, we had a net loss of $308,711, which consisted of operating costs of $585,321, offset by income earned on marketable securities held in the Trust Account of $276,610.

For the three months ended March 31, 2022, we had a net loss of $193,922, which consisted of operating costs of $205,619, offset by interest earned on marketable securities held in the Trust Account of $11,697.

Liquidity and Capital Resources

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

For the three months ended March 31, 2023, net cash used in operating activities was $530,760. Net loss of $308,711 was affected by income earned on marketable securities held in Trust Account of $276,610. Changes in operating assets and liabilities provided $54,561 of cash for operating activities.

For the three months ended March 31, 2022, net cash used in operating activities was $281,212. Net loss of $193,922 was affected by interest earned on marketable securities held in Trust Account of $11,697. Changes in operating assets and liabilities used $75,593 of cash for operating activities.

As of March 31, 2023, we had cash of $11,563. We intend to use the funds held outside the trust account primarily to complete our initial business combination with Cognos.

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

On October 27, 2021, our sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, which was the then-current De-SPAC Deadline. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If we do not consummate a business combination, all amounts loaned to us will be forgiven except to the extent that we have funds available outside of the trust account to repay such loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the Company’s Initial Public Offering, as filed with the SEC on April 1, 2021, (ii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 18, 2021, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 22, 2022, and , (v) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on May 26, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, Cognos, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Our initial Business Combination with Cognos, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine and military conflict in Ukraine or elsewhere.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world that were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia, and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our initial Business Combination with Cognos, may be materially adversely affected.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to consummate an initial Business Combination on acceptable commercial terms or at all.

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

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed consolidated financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, Cognos, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

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

As of March 31, 2023, we had $11,563 in our operating bank account, $21,577,042 in marketable securities held in the trust account to be used for a business combination, or to repurchase or redeem our stock in connection therewith, and a working capital deficit of $5,303,384. As of March 31, 2023, $1,123,521 of the amount on deposit in the trust account represented interest income.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

We may not be able to complete the initial Business Combination with Cognos since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, the proposed Business Combination between us and Cognos could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our initial Business Combination with Cognos falls within the scope of foreign ownership restrictions, we may be unable to consummate the initial Business Combination. In addition, if our initial Business Combination with Cognos falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in Cognos and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on May 26, 2023. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1***	Promissory Note, dated April 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.2****	Promissory Note, dated July 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.3*	Promissory Note, dated July 6, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference to the Form 8-K filed by the Company on April 5, 2022.
****	Incorporated by reference to the Form 8-K filed by the Company on July 5, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: June 23, 2023	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 23, 2023	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)