Form 10-K/A
period 2022-12-31
Nocturne Acquisition Corp
filed 2023-08-09
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-40259

NOCTURNE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 25739 Santa Ana, CA	92799
(Address of Principal Executive Offices)	(Zip Code)

3 Germay Drive, Unit 4 #1066

Wilmington, DE 19804

(Former address, if changed since last report)

Registrant’s telephone number, including area code: (650) 935-25739

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.00001 par value and one right	MBTCU	The Nasdaq Stock Market LLC
Ordinary Shares included as part of Units	MBTC	The Nasdaq Stock Market LLC
Rights included as part of the Units	MBTCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

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

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on August 4, 2023 as reported on the Nasdaq Capital Market was $20,735,859.20.

As of August 4, 2023, there were 5,191,416 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Houston, TX	688

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for an Extraordinary General Meeting of Shareholders held on April 3, 2023, which the registrant filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on May 26, 2023 to the extent stated therein.

EXPLANATORY NOTE

Nocturne Acquisition Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2023, (the “Original 10-K”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed, namely, paragraph 4(b) regarding the design of internal control over financial reporting. Because no financial statements have been included in this Amendment, paragraph 3 of the Section 302 certifications has been omitted. Except as described above, the Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as inline XBRL).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2023

NOCTURNE ACQUISITION CORPORATION

By:	/s/ Henry Monzon
Name:	Henry Monzon
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ka Seng (Thomas) Ao
Name:	Ka Seng (Thomas) Ao
Title:	Chief Financial Officer
(Principal Financial Officer)

3