Form 10-Q
period 2023-06-30
Nocturne Acquisition Corp
filed 2023-08-21
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 5,191,416 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$28,763	$47,373
Prepaid expenses	46,950	71,700
Total current assets	75,713	119,073

Marketable securities held in Trust Account	20,716,519	21,100,382
TOTAL ASSETS	$20,792,232	$21,219,455

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,217,143	$1,017,057
Advance from related party	2,274,830	1,040,050
Promissory note - related party	2,579,979	2,579,979
Total current liabilities	6,071,952	4,637,086

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	10,096,952	8,662,086

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 1,851,416 and 1,984,080 shares issued and outstanding at $11.19 and $10.63 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	20,716,519	21,100,382

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 1,851,416 and 1,984,080 shares subject to redemption) as of June 30, 2023 and December 31, 2022, respectively	334	334
Additional paid-in capital	—	—
Accumulated deficit	(10,021,573)	(8,543,347)
Total Shareholders’ Deficit	(10,021,239)	(8,543,013)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$20,792,232	$21,219,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$292,855	$156,730	$878,176	$362,349
Loss from operations	(292,855)	(156,730)	(878,176)	(362,349)

Other income:
Income earned on marketable securities held in Trust Account	182,206	158,207	458,816	169,904

Net (loss) income	$(110,649)	$1,477	$(419,360)	$(192,445)

Weighted average shares outstanding, ordinary shares	5,195,790	14,840,000	5,259,580	14,840,000
Basic and diluted net (loss) income per share, ordinary shares	$(0.02)	$0.00	$(0.08)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	3,340,000	$334	$—	$(8,543,347)	$(8,543,013)

Remeasurement for ordinary shares to redemption amount	—	—	—	(476,660)	(476,660)

Net loss	—	—	—	(308,711)	(308,711)

Balance – March 31, 2023	3,340,000	$334	$—	$(9,328,718)	$(9,328,384)

Remeasurement for ordinary shares to redemption amount	—	—	—	(582,206)	(582,206)

Net loss	—	—	—	(110,649)	(110,649)

Balance – June 30, 2023	3,340,000	$334	$—	$(10,021,573)	$(10,021,239)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

Remeasurement for ordinary shares to redemption amount	—	—	—	(11,697)	(11,697)

Net loss	—	—	—	(193,922)	(193,922)

Balance – March 31, 2022	3,340,000	$334	$—	$(4,001,432)	$(4,001,098)

Remeasurement for ordinary shares to redemption amount	—	—	—	(1,308,207)	(1,308,207)

Net income	—	—	—	1,477	1,477

Balance – June 30, 2022	3,340,000	$334	—	(5,308,162)	(5,307,828)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(419,360)	$(192,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(458,816)	(169,904)
Changes in operating assets and liabilities:
Prepaid expenses	24,750	(26,265)
Accounts payable and accrued expenses	200,086	11,952
Net cash used in operating activities	(653,340)	(376,662)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(600,050)	(1,150,000)
Cash withdrawn from Trust Account in connection with redemption	1,442,729	—
Net cash provided by (used in) investing activities	842,679	(1,150,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	1,150,000
Advances from related party	1,234,780	—
Redemption of ordinary shares	(1,442,729)	—
Net cash (used in) provided by financing activities	(207,949)	1,150,000

Net Change in Cash	(18,610)	(376,662)
Cash – Beginning of period	47,373	384,505
Cash – End of period	$28,763	$7,843

Non-Cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to possible redemption	$1,058,866	$1,319,904

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from the marketable securities held in the Trust Account (as defined below).

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company will have until the De-SPAC Deadline, currently October 5, 2023 (such period ending on the De-SPAC Deadline, as the same may be extended as further described in the March Proxy Statement, the “Combination Period”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including income earned on marketable securities (less up to $100,000 of income earned on marketable securities to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On April 21, 2023 and May 24, 2023 respectively, the Company received a notification from Nasdaq that it was in violation of a Nasdaq continued listing requirement as it had failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). The notification provided that the Company had until June 20, 2023 to submit a plan to regain compliance with this continued listing requirement. The Company filed its Form 10-K on May 26, 2023. On June 12, 2023, following the production of additional documentation by the Company, to the listing qualifications department staff of Nasdaq, relating to the current capitalization of the Company, the Company received a letter (the “Compliance Notice”) from Nasdaq notifying the Company that, notwithstanding the previously disclosed letter from Nasdaq received by the Company on May 31, 2023, the Company is in compliance with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”) because it has more than 500,000 publicly held shares. Accordingly, Nasdaq considers the matter of the Company’s compliance with the Public Float Standard now closed.

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

JUNE 30, 2023

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 virus, its variants, and any similar virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $29,000 in its operating bank account.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

JUNE 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on May 26, 2023. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period; this means that, where an issued or revised standard has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Marketable Securities Held in Trust Account

At June 30, 2023, and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

In connection with the extraordinary general meeting in lieu of the 2022 Annual Meeting of Shareholders held by the Company on October 4, 2022, shareholders holding 9,515,920 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. In connection with the extraordinary general meeting held on April 2, 2023, shareholders holding 132,664 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account.

Accordingly, at June 30, 2023 and December 31, 2022, 1,851,416 and 1,984,080 ordinary shares subject to possible redemption are presented at $11.19 and $10.63 redemption value, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2023, and December 31, 2022, the ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, January 1, 2022	$116,157,607
Less:
Redemption of Ordinary shares	(98,596,479)
Plus:
Remeasurement of carrying value to redemption value	3,539,254
Ordinary shares subject to possible redemption, December 31, 2022	$21,100,382
Plus:
Remeasurement of carrying value to redemption value	476,660
Ordinary shares subject to possible redemption, March 31, 2023	$21,577,042
Less:
Redemption	(1,442,729)
Plus:
Remeasurement of carrying value to redemption value	582,206
Ordinary shares subject to possible redemption, June 30, 2023	$20,716,519

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will not be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from loss per ordinary share as the redemption amount approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement, which rights may convert into 1,196,500 ordinary shares, because the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(110,649)	$1,477	$(419,360)	(192,445)
Denominator:
Basic and diluted weighted average shares outstanding	5,195,790	14,840,000	5,259,580	14,840,000
Basic and diluted net (loss) income per ordinary share	$(0.02)	$0.00	$(0.08)	(0.01)

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

JUNE 30, 2023

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

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

JUNE 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The accrued balance of these fees totaled $270,000 and $210,000 as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $2,579,979 under the Promissory Notes. It is expected that the Company may issue additional instruments similar to the Promissory Notes in connection with any potential additional extensions of the De-SPAC Deadline, as further described in the March Proxy Statement and the Company’s other filings with the SEC.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Advances from Related Party

The Sponsor advanced the Company $2,274,830 and $1,040,050 as of June 30, 2023 and December 31, 2022, respectively, for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans; but, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the combined company at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023, and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, the which was the then-current De-SPAC Deadline. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of June 30, 2023, and December 31, 2022, there were no loans issued under this commitment.

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

JUNE 30, 2023

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

Right of First Refusal

Subject to certain conditions, the Company will grant Chardan Capital Markets (“Chardan”), for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the Registration Statement.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 3,340,000 ordinary shares issued and outstanding, excluding 1,851,416 and 1,984,080 ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023, and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$20,716,519	$21,100,382

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023, were organizational activities, activities necessary to prepare for our initial public offering, described below, and subsequent to our initial public offering, activities related to identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of income earned on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as in connection with due diligence related to our initial business combination.

For the three months ended June 30, 2023, we had a net loss of $110,649, which consisted of operating costs of $292,855, offset by income earned on marketable securities held in the Trust Account of $182,206.

For the six months ended June 30, 2023, we had a net loss of $419,360, which consisted of operating costs of $878,176, offset by income earned on marketable securities held in the Trust Account of $458,816.

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

For the six months ended June 30, 2023, net cash used in operating activities was $653,340. Net loss of $419,360 was affected by income earned on marketable securities held in Trust Account of $458,816. Changes in operating assets and liabilities provided $224,836 of cash for operating activities.

For the six months ended June 30, 2022, net cash used in operating activities was $376,662. Net loss of $192,445 was affected by income earned on marketable securities held in Trust Account of $169,904. Changes in operating assets and liabilities used $14,313 of cash for operating activities.

As of June 30, 2023, we had cash of $28,763. We intend to use the funds held outside the trust account primarily to complete our initial business combination with Cognos.

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

To the extent we need to raise additional funds to operate our business, the Company’s management believes that our sponsor will provide working capital loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a business combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the date of issuance of the Company’s condensed consolidated financial statements if the initial business combination with Cognos is not consummated. The condensed consolidated financial statements do not include any adjustments related to recovery of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of June 30, 2023, we had $28,763 in our operating bank account, $20,716,519 in marketable securities held in the trust account to be used for a business combination, or to repurchase or redeem our stock in connection therewith, and a working capital deficit of $5,996,239. As of June 30, 2023, $1,305,727 of the amount on deposit in the trust account represented income earned on marketable securities.

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the condensed consolidated financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1***	Promissory Note, dated April 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.2****	Promissory Note, dated July 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.3*	Promissory Note, dated July 6, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference to the Form 8-K filed by the Company on April 5, 2022.
****	Incorporated by reference to the Form 8-K filed by the Company on July 5, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: August 21, 2023	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)