Form 10-Q/A
period 2023-03-31
Nocturne Acquisition Corp
filed 2023-09-20
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

As of September 20, 2023 there were 5,191,416 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

EXPLANATORY NOTE

Nocturne Acquisition Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2023, (the “Original 10-Q”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed, namely, paragraph 4(b) regarding the design of internal control over financial reporting. Because no financial statements have been included in this Amendment, paragraph 3 of the Section 302 certifications has been omitted. Except as described above, the Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Amendment.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as inline XBRL).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2023

NOCTURNE ACQUISITION CORPORATION

By:	/s/ Henry Monzon
Name:	Henry Monzon
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ka Seng (Thomas) Ao
Name:	Ka Seng (Thomas) Ao
Title:	Chief Financial Officer
(Principal Financial Officer)

3