Form 10-Q/A
period 2023-06-30
Nocturne Acquisition Corp
filed 2023-09-20
CIK 1837344

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 20, 2023 there were 5,191,416 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for an Extraordinary General Meeting of Shareholders held on April 3, 2023, which the registrant filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on May 26, 2023 to the extent stated therein.

EXPLANATORY NOTE

Nocturne Acquisition Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2023, (the “Original 10-Q”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

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