Form 10-K/A
period 2022-12-31
Nocturne Acquisition Corp
filed 2023-11-15
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on November 14, 2023 as reported on the Nasdaq Capital Market was $21,531,968.

As of November 14, 2023, there 5,191,416 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

EXPLANATORY NOTE

Nocturne Acquisition Corporation (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2023, (the “Original 10-K”) and amended by Amendment No. 1 to the Original 10-K, as filed with the SEC on August 4, 2023 (“Amendment No. 1”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-K.

The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed, namely, paragraph 3 regarding the accuracy of financial statements presented in the Original 10-K. Except as described above, the Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K and Amendment No. 1. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 3, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

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

Date: November 15, 2023

NOCTURNE ACQUISITION CORPORATION

By:	/s/ Henry Monzon
Name:	Henry Monzon
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ka Seng (Thomas) Ao
Name:	Ka Seng (Thomas) Ao
Title:	Chief Financial Officer
(Principal Financial Officer)

3