Form 10-Q/A
period 2023-03-31
Nocturne Acquisition Corp
filed 2023-11-15
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☐

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

As of November 14, 2023 there were 5,191,416 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

EXPLANATORY NOTE

Nocturne Acquisition Corporation (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2023, (the “Original 10-Q”) and amended by Amendment No. 1 to the Original 10-Q, as filed with the SEC on September 20, 2023 (“Amendment No. 1”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include certification language that was inadvertently omitted from such exhibits in the Original 10-Q and Amendment No. 1, namely, the introductory sentence to paragraph 4 regarding the design of internal control over financial reporting and paragraph 3 regarding the accuracy of financial statements presented in the Original 10-Q. Except as described above, the Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q and Amendment No. 1. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 3, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

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