Form 10-Q/A
period 2023-06-30
Nocturne Acquisition Corp
filed 2023-11-15
CIK 1837344

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

EXPLANATORY NOTE

Nocturne Acquisition Corporation (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2023, (the “Original 10-Q”) and amended by Amendment No. 1 to the Original 10-Q, as filed with the SEC on September 20, 2023 (“Amendment No. 1”), solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

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