Form 10-Q
period 2023-09-30
Nocturne Acquisition Corp
filed 2023-11-22
CIK 1837344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 21, 2023, there were 5,191,416 ordinary shares, par value $0.0001 per share, issued and outstanding.

NOCTURNE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$17,461	$47,373
Prepaid expenses	64,799	71,700
Total current assets	82,260	119,073

Marketable securities held in Trust Account	21,115,584	21,100,382
TOTAL ASSETS	$21,197,844	$21,219,455

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,711,761	$1,017,057
Advance from related party	2,754,750	1,040,050
Promissory note - related party	2,579,979	2,579,979
Total current liabilities	7,046,490	4,637,086

Deferred underwriting fee payable	4,025,000	4,025,000
TOTAL LIABILITIES	11,071,490	8,662,086

Commitments and contingencies (see Note 6)

Ordinary shares subject to possible redemption, 1,851,416 and 1,984,080 shares issued and outstanding at approximately $11.41 and $10.63 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	21,115,584	21,100,382

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,340,000 shares issued and outstanding (excluding 1,851,416 and 1,984,080 shares subject to redemption) as of September 30, 2023 and December 31, 2022, respectively	334	334
Additional paid-in capital	—	—
Accumulated deficit	(10,989,564)	(8,543,347)
Total Shareholders’ Deficit	(10,989,230)	(8,543,013)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$21,197,844	$21,219,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$767,991	$1,029,333	$1,646,167	$1,391,682
Loss from operations	(767,991)	(1,029,333)	(1,646,167)	(1,391,682)

Other income:
Income earned on marketable securities held in Trust Account	199,065	534,551	657,881	704,455

Net loss	$(568,926)	$(494,782)	$(988,286)	$(687,227)

Weighted average shares outstanding, ordinary shares subject to redemption	1,851,416	11,500,000	1,900,497	11,500,000
Basic and diluted net loss per share, ordinary shares subject to possible redemption	$(0.11)	$(0.03)	$(0.19)	$(0.05)

Weighted average shares outstanding, ordinary shares not subject to possible redemption	3,340,000	3,340,000	3,340,000	3,340,000
Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.11)	$(0.03)	$(0.19)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	3,340,000	$334	$—	$(8,543,347)	$(8,543,013)

Remeasurement for ordinary shares to redemption amount	—	—	—	(476,660)	(476,660)

Net loss	—	—	—	(308,711)	(308,711)

Balance – March 31, 2023	3,340,000	334	—	(9,328,718)	(9,328,384)

Remeasurement for ordinary shares to redemption amount	—	—	—	(582,206)	(582,206)

Net loss	—	—	—	(110,649)	(110,649)

Balance – June 30, 2023	3,340,000	334	—	(10,021,573)	(10,021,239)

Remeasurement for ordinary shares to redemption amount	—	—	—	(399,065)	(399,065)

Net loss	—	—	—	(568,926)	(568,926)

Balance – September 30, 2023	3,340,000	$334	$—	$(10,989,564)	$(10,989,230)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	3,340,000	$334	$—	$(3,795,813)	$(3,795,479)

Remeasurement for ordinary shares to redemption amount	—	—	—	(11,697)	(11,697)

Net loss	—	—	—	(193,922)	(193,922)

Balance – March 31, 2022	3,340,000	334	—	(4,001,432)	(4,001,098)

Remeasurement for ordinary shares to redemption amount	—	—	—	(1,308,207)	(1,308,207)

Net income	—	—	—	1,477	1,477

Balance – June 30, 2022	3,340,000	334	—	(5,308,162)	(5,307,828)

Remeasurement for ordinary shares to redemption amount	—	—	—	(1,684,551)	(1,684,551)

Net loss	—	—	—	(494,782)	(494,782)

Balance – September 30, 2022	3,340,000	$334	—	$(7,487,495)	$(7,487,161)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(988,286)	$(687,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	(657,881)	(704,455)
Changes in operating assets and liabilities:
Prepaid expenses	6,901	77,875
Accounts payable and accrued expenses	694,704	701,358
Net cash used in operating activities	(944,562)	(612,449)

Cash Flows from Investing Activities:
Deposits of cash into Trust Account for extension purposes	(800,050)	(2,300,000)
Cash withdrawn from Trust Account in connection with redemption	1,442,729	—
Net cash provided by (used in) investing activities	642,679	(2,300,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	2,579,979
Advances from related party	1,714,700	—
Redemption of ordinary shares	(1,442,729)	—
Net cash provided by financing activities	271,971	2,579,979

Net Change in Cash	(29,912)	(332,470)
Cash – Beginning of period	47,373	384,505
Cash – End of period	$17,461	$52,035

Non-Cash investing and financing activities:
Remeasurement for Class A ordinary shares subject to possible redemption	$1,457,931	$3,004,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income from the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on April 5, 2021, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. In order to mitigate the risk that the Company could be deemed to be operating as an unregistered investment company under the Investment Company Act of 1940, as amended, the Company has instructed its Trust Agent, Continental Stock Transfer and Trust Company (“Continental”) to liquidate the Company’s investments in money market funds invested primarily in U.S. government treasury securities and thereafter to hold all funds in the Trust Account in cash or in U.S. government treasury securities.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of the initial Business Combination and after payment of underwriters’ fees and commissions; furthermore, because the Company has decided to seek shareholder approval in connection with a Business Combination with Cognos, it must receive an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at an extraordinary general meeting of the Company, to proceed with the Business Combination. the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4), and any Public Shares purchased in or after the Initial Public Offering in favor of approving the Business Combination with Cognos and to waive its redemption rights with respect to any such shares in connection with the shareholder vote to approve the Business Combination with Cognos. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than SPAC minimum equity. Additionally, each public shareholder may elect to redeem its Public Shares irrespective of whether he, she or it votes for or against a Business Combination.

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

The Company will have until December 5, 2023 (such period ending on the De-SPAC Deadline, as the same may be extended as further described, the “Combination Period”, further referred to as the “De-SPAC deadline”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including income earned on marketable securities (less up to $100,000 of income earned on marketable securities to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On October 5, 2022, our Sponsor agreed to deposit $100,000 into the trust account each month, starting on October 5, 2022, and payable on the 5th day of each subsequent month until the earlier of April 5, 2023, or the consummation of a Business Combination by the Company. On April 3, 2023, the Company’s shareholders voted to extend the deadline for the initial business combination from April 5, 2023, to October 5, 2023. In the event that the Company has not consummated a business combination by October 5, 2023, the Board may, without shareholder approval, extend the deadline up to three times, each by one additional month (for a total of up to three additional months) until January 5, 2024, provided by Board Approval and the $100,000 deposits by the Company’s Sponsor, or designee, continue on the 5th of each month. Currently, the Company’s De-SPAC Deadline is December 5, 2023, with one month remaining through January 5, 2024. In connection with this extraordinary general meeting, shareholders holding 132,664 public shares, valued at approximately $1,442,729 (or approximately $10.87 per share), exercised their right to redeem their shares for a prorate portion of the funds in the Trust Account.

On April 21, 2023 and May 24, 2023 respectively, the Company received a notification from Nasdaq that it was in violation of a Nasdaq continued listing requirement as it had failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”). The notification provided that the Company had until June 20, 2023 to submit a plan to regain compliance with this continued listing requirement. The Company filed its Form 10-K on May 26, 2023. On June 12, 2023, following the production of additional documentation by the Company, to the listing qualifications department staff of Nasdaq, relating to the current capitalization of the Company, the Company received a letter (the “Compliance Notice”) from Nasdaq notifying the Company that, notwithstanding the letter from Nasdaq received by the Company on May 31, 2023, the Company is in compliance with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Standard”) because it has more than 500,000 publicly held shares. Accordingly, Nasdaq considers the matter of the Company’s compliance with the Public Float Standard now closed.

On September 29, 2023, the Company provided notice to its shareholders that its board of directors intended to approve (i) the extension of the De-SPAC Deadline by one additional month, from October 5, 2023 to November 5, 2023 and (ii) the extension of the De-SPAC Deadline by a second additional month, from November 5, 2023 to December 5, 2023. The Company’s Sponsor, or its designee, will deposit $100,000 into the Company’s trust account on a monthly basis until the consummation of a successful Business Combination. The De-SPAC Deadline is currently December 5, 2023.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Risks and Uncertainties

The Company continues to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. The Company has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the financial position, results of operations and/or ability for the Company to complete an initial Business Combination, the Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company and the Company’s ability to complete an initial Business Combination.

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $17,461 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.

On October 27, 2021, the Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, which was the then-current De-SPAC Deadline (but which was subsequently extended, as further described above). The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” pursuant to its Amended and Restated Memorandum and Articles of Association, the Company has until the De-SPAC Deadline to consummate a Business Combination. If a Business Combination is not consummated by the De-SPAC Deadline, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 5, 2023, the current De-SPAC Deadline (subject to any applicable extensions), it is uncertain that the Company will be able to consummate a Business Combination in time. This uncertainty and the Company’s current liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the De-SPAC Deadline.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on May 26, 2023. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which were invested primarily in U.S. Treasury securities. However, as of September 30, 2023, in order to mitigate the risk that the Company could be deemed to be operating as an unregistered investment company under the Investment Company Act of 1940, as amended, the Company instructed Continental to liquidate the Company’s investments in money market funds invested primarily in U.S. Treasury securities and thereafter to hold all funds in the Trust Account in cash or in U.S. Treasury securities until the earlier of the consummation of the initial business combination or the Company’s liquidation. The Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in income earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

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

In connection with the extraordinary general meeting in lieu of the 2022 Annual Meeting of Shareholders held by the Company on October 4, 2022, shareholders holding 9,515,920 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. In connection with the extraordinary general meeting held on April 2, 2023, shareholders holding 132,664 public shares, valued at approximately $1,442,729 (or approximately $10.87 per share), exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account.

Accordingly, at September 30, 2023 and December 31, 2022, 1,851,416 and 1,984,080 ordinary shares subject to possible redemption are presented at $11.41 and $10.63 redemption value, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

At September 30, 2023, and December 31, 2022, the ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, January 1, 2022	$116,157,607
Less:
Redemption of Ordinary shares	(98,596,479)
Plus:
Remeasurement of carrying value to redemption value	3,539,254
Ordinary shares subject to possible redemption, December 31, 2022	$21,100,382
Plus:
Remeasurement of carrying value to redemption value	476,660
Ordinary shares subject to possible redemption, March 31, 2023	$21,577,042
Less:
Redemption	(1,442,729)
Plus:
Remeasurement of carrying value to redemption value	582,206
Ordinary shares subject to possible redemption, June 30, 2023	$20,716,519
Plus:
Remeasurement of carrying value to redemption value	399,065
Ordinary shares subject to possible redemption, September 30, 2023	$21,115,584

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, it must be more likely than not that a tax position will not be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering and (ii) the Private Placement, which rights may convert into 1,196,500 ordinary shares, because the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the losses of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares not	Shares	Shares not	Shares	Shares not	Shares	Shares not
	subject to	subject to	subject to	subject to	subject to	subject to	subject to	subject to
	possible	possible	possible	possible	possible	possible	possible	possible
	redemption	redemption	redemption	redemption	redemption	redemption	redemption	redemption
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(202,896)	$(366,030)	$(383,423)	$(111,359)	$(358,408)	$(629,878)	$(532,555)	$(154,672)
Denominator:
Basic and diluted weighted average shares outstanding	1,851,416	3,340,000	11,500,000	3,340,000	1,900,497	3,340,000	11,500,000	3,340,000
Basic and diluted net (loss) income per ordinary share	$(0.11)	$(0.11)	$(0.03)	$(0.03)	$(0.19)	$(0.19)	$(0.05)	$(0.05)

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

SEPTEMBER 30, 2023

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

SEPTEMBER 30, 2023

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 30, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The accrued balance of these fees totaled $300,000 and $210,000 as of September 30, 2023 and December 31, 2022, respectively.

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

On April 5, 2022, the Company issued a $1,150,000 promissory note (the “First Extension Note”) to Mindfulness Capital Management Limited, a Cayman Islands exempted company (“Mindfulness”) and affiliate of the Sponsor, in consideration for $1,150,000 being deposited in the Trust Account (the “First Extension Payment”) for the purpose of extending the Combination Period to July 5, 2022 (the “First Extension”). The First Extension was the first of the two three-month extensions permitted under the Company’s governing documents before they were amended to allow for additional extensions. The First Extension Note is non-interest bearing and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

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

As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $2,579,979 under the Promissory Notes. It is expected that the Company may issue additional instruments similar to the Promissory Notes in connection with any potential additional extensions of the De-SPAC Deadline, as further described in the March Proxy Statement and the Company’s other filings with the SEC.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Advances from Related Party

The Sponsor advanced the Company $2,754,750 and $1,040,050 as of September 30, 2023 and December 31, 2022, respectively, for working capital purposes. The advance is non-interest bearing and is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans; but, no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the combined company at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2023, and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

On October 27, 2021, the Sponsor committed to provide us with an aggregate of $150,000 in loans through April 5, 2023, the which was the then-current De-SPAC Deadline. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of September 30, 2023, and December 31, 2022, there were no loans issued under this commitment.

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

SEPTEMBER 30, 2023

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

Merger Agreement

On December 30, 2022, the Company entered into a Merger Agreement with Merger Sub), and Cognos, with respect to a proposed initial business combination which would involve a domestication of the Company as a Delaware corporation, in connection with which the Company would also change its name to “Cognos Therapeutics Holdings, Inc.”, followed by the Merger with Cognos continuing as the surviving entity and a wholly-owned subsidiary of the Company.

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

Pursuant to the Merger Agreement, (i) the Domestication and (ii) Merger Sub will merge with and into Cognos with Cognos continuing as the surviving entity and a wholly-owned subsidiary of Nocturne (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement. In connection with the Domestication, the Company will change its name to “Cognos Therapeutics Holdings, Inc.” We refer to the Company following the Business Combination as “Cognos Therapeutics.”

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

In connection with the Business Combination, the Company’s Sponsor, Nocturne Sponsor, LLC, agreed to forfeit certain equity securities of the Company owned by it under certain circumstances pursuant to the Sponsor Forfeiture Agreement. The Sponsor Forefeiture agreements defines that cash on hand shall not be less than the Minimum Cash Amount and to proceed with the Closing, then at (and contingent upon) the Closing, the Sponsor shall irrevocably forfeit and surrender to the Company certain of its Sponsor Shares, as calculated based on the following scenarios: the Sponsor shall (a) keep 2,963,000 shares (eighty-seven and one-half percent (87.5%) of Sponsor Shares) and forfeit the rest if the Company’s cash on hand is less than the Minimum Cash Amount but equals or exceeds $7,500,000, (b) keep 2,539,000 shares (seventy-five percent (75%) of Sponsor Shares) and forfeit the rest if the Company’s cash on hand is less than $7,500,000 but equals or exceeds $5,000,000 and (c) keep 1,693,000 shares (fifty percent (50%) of Sponsor Shares) and forfeit the rest if the Company has no cash on hand at Closing. The number of Sponsor Shares kept and forfeited shall be pro-rated to the extent Nocturne’s cash on hand falls between any of the amounts in clauses (a) through (c) above.

On September 29, 2023, Nocturne, Cognos and Merger Sub entered into the First Amendment to the Merger Agreement (the “Amendment”), to change the date after which either Nocturne or Cognos may terminate the Merger Agreement if the closing of the transactions contemplated thereby has not occurred from September 30, 2023 to March 31, 2024.

NOCTURNE ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 3,340,000 ordinary shares issued and outstanding, excluding 1,851,416 and 1,984,080 ordinary shares subject to possible redemption, which are presented as temporary equity, respectively.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023, and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities held in Trust Account	1	$21,115,584	$21,100,382

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023, were organizational activities, activities necessary to prepare for our initial public offering, described below, and subsequent to our initial public offering, activities related to identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We generate non-operating income in the form of income earned on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as in connection with due diligence related to our initial business combination.

For the three months ended September 30, 2023, we had a net loss of $568,926, which consisted of operating costs of $767,991, offset by income earned on marketable securities held in the Trust Account of $199,065.

For the nine months ended September 30, 2023, we had a net loss of $988,286, which consisted of operating costs of $1,646,167, offset by income earned on marketable securities held in the Trust Account of $657,881.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $944,562. Net loss of $988,286 was affected by income earned on marketable securities held in Trust Account of $657,881. Changes in operating assets and liabilities provided $701,605 of cash for operating activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $612,449. Net loss of $687,227 was affected by income earned on marketable securities held in Trust Account of $704,455. Changes in operating assets and liabilities used $779,233 of cash for operating activities.

As of September 30, 2023, we had cash of $17,461. We intend to use the funds held outside the trust account primarily to complete our initial business combination with Cognos.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our initial Business Combination with Cognos may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine and military conflict in Ukraine or elsewhere.

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

As of September 30, 2023, we had $17,461 in our operating bank account, $21,115,584 in marketable securities held in the trust account to be used for a business combination, or to repurchase or redeem our stock in connection therewith, and a working capital deficit of $6,964,230. As of September 30, 2023, $1,504,792 of the amount on deposit in the trust account represented income earned on marketable securities.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1***	Promissory Note, dated April 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.2****	Promissory Note, dated July 5, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
10.3*	Promissory Note, dated July 6, 2022, issued by Nocturne Acquisition Corporation to Mindfulness Capital Management Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference to the Form 8-K filed by the Company on April 5, 2022.
****	Incorporated by reference to the Form 8-K filed by the Company on July 5, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOCTURNE ACQUISITION CORPORATION

Date: November 21, 2023	By:	/s/ Henry Monzon
	Name:	Henry Monzon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2023	By:	/s/ Ka Seng (Thomas) Ao
	Name:	Ka Seng (Thomas) Ao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)